Form 10-K405
period 1995-12-31
IMPATH INC
filed 1996-05-14
CIK 1003114

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 [FEE REQUIRED]

NOTE: The registrant's Registration Statement on Form S-1 (Registration No. 33-98916) became effective February 15, 1996 and did not contain certified financial statements for the fiscal year of the registrant ended December 31, 1995, the registrant's last full fiscal year. This report is filed pursuant to Rule 15d-2 and contains only financial statements for the fiscal year ended December 31, 1995.


                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _____ to _____

                        Commission file number 0-27750
                                               -------
                                   IMPATH INC.
                        ----------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                           13-3459685
- ----------------------------                           ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

  1010 Third Avenue, Suite 302
     New York, New York                                          10021
- -------------------------------                                -------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (212) 702-8300
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                             on which registered
- ---------------------                          -----------------------

        None                                            None

Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock,
                                $.005 par value
                               ------------------
                                Title of class

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes ___      No  X
                                              ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

       Aggregate market value as of May 6, 1996 ...........$54,689,176
                                    ------                  ----------

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock, $.005 par value, as of May 6, 1996....5,247,389
                                            ------           ---------

                            DOCUMENTS INCORPORATED BY REFERENCE

       List hereunder the documents, all or portions of which are incorporated by reference herein, and the Part of the Form 10-K into which the document is incorporated:

       None.

                                  IMPATH INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1994 AND 1995

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Impath Inc.:


   We have audited the accompanying balance sheets of Impath Inc. as of December 31, 1994 and 1995, and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Impath Inc. as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                         KPMG Peat Marwick LLP



March 4, 1996
New York, New York

                                  IMPATH INC.

                                BALANCE SHEETS

                          DECEMBER 31, 1994 AND 1995

                                                                                                                       1995
                                                                                                                    PRO FORMA
                           ASSETS                                                             1994         1995     (NOTE 14)
                                                                                              ----         ----     ----------
                                                                                                                     UNAUDITED
Current assets:
 Cash and cash equivalents                                                             $    615,317      1,512,695   1,512,695
 Accounts receivable, net of allowance for doubtful
  accounts of $810,218 in 1994 and $1,485,375 in 1995                                     2,555,870      3,807,376   3,807,376
 Prepaid expenses                                                                            58,769        214,245     214,245
 Deferred tax assets, net                                                                        --        505,000     505,000
 Other current assets                                                                        32,410         59,116      59,116
                                                                                        -----------      ---------   ---------
Total current assets                                                                      3,262,366      6,098,432   6,098,432

Fixed assets, less accumulated depreciation and amortization                                832,028      2,305,739   2,305,739
Deposits and other assets                                                                    49,128         79,961      79,961
Deferred registration costs                                                                      --        746,462     746,462
Goodwill, net of accumulated amortization of $1,246 in 1995                                      --         30,727      30,727
                                                                                        -----------      ---------   ---------

                                                                                       $  4,143,522      9,261,321   9,261,321
                                                                                        ===========      =========   =========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
 Current portion of loan payable-bank                                                  $    100,000        100,000     100,000
 Current portion of capital lease obligations                                                64,878        321,125     321,125
 Accounts payable                                                                           235,449      1,013,537   1,013,537
 Income taxes payable                                                                        15,014         78,415      78,415
 Accrued expenses                                                                           346,649        485,195     485,195
 Accrued dividends payable                                                                       --        478,000     478,000
                                                                                        -----------      ---------   ---------
Total current liabilities                                                                   761,990      2,476,272   2,476,272
                                                                                        -----------    -----------   ---------

Capital lease obligations, net of current portion                                           240,902        946,723     946,723
Loan payable - bank, net of current portion                                                      --        183,333     183,333
Redeemable preferred stock                                                                6,406,507             --          --
Stockholders' equity (deficiency):
 Convertible preferred stock:
  Series D 8% Convertible Participating Preferred Stock, $.01 par value.
   Authorized, issued and outstanding 1,612,904 shares in 1995
   (aggregate involuntary liquidation value $2,142,000)                                          --      1,911,879          --
  Series C 8% Convertible Preferred Stock, $.01 par value.  Authorized, issued and outstanding 3,035,320 shares in 1995 (aggregate
   involuntary liquidation value $2,925,000)                                                     --      2,702,546          --
  Series B 8% Convertible Preferred Stock, $.01 par value.  Authorized, issued and outstanding 668,182 shares in 1995 (aggregate
   involuntary liquidation value $630,000)                                                       --        562,952          --
  Series A 8% Convertible Preferred Stock, $.01 par value.  Authorized, issued and outstanding 1,876,318 shares in 1995 (aggregate
   involuntary liquidation value $1,527,000)                                                     --      1,387,908          --
 Common stock, $.005 par value.  Authorized 20,000,000 shares; 439,113 shares issued in 1994 and 455,007 and 3,003,940 shares issued in
  1995, respectively; 432,025 shares outstanding in 1994 and
  447,919 and 2,996,852 shares outstanding in 1995, respectively                              2,195          2,275      15,020
 Additional paid-in capital (deficiency)                                                 (1,676,111)        11,447   6,563,987
 Accumulated deficit                                                                     (1,591,861)      (548,672)   (548,672)
                                                                                        -----------      ---------   ---------
                                                                                         (3,265,777)     6,030,335   6,030,335
 Less:
  Cost of 7,088 shares of common stock held in treasury                                        (100)          (100)       (100)
  Notes receivable from stockholders                                                             --        (31,335)    (31,335)
  Deferred compensation                                                                          --       (343,907)   (343,907)

 Commitments
                                                                                       ------------      ---------   ---------
Total stockholders' equity (deficiency)                                                  (3,265,877)     5,654,993   5,654,993
                                                                                       ------------      ---------   ---------
                                                                                        $ 4,143,522      9,261,321   9,261,321
                                                                                       ============      =========   =========

See accompanying notes to financial statements.

                                  IMPATH INC.

                         STATEMENTS OF OPERATIONS DATA

                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995




                                                                          1993         1994         1995
                                                                          ----         ----         ----

Revenues:
 Net diagnostic and prognostic services                            $    6,659,313    9,888,084   14,578,326
 Contract laboratory services                                             383,071      126,258      135,238
                                                                       ----------   ----------   ----------
                    Total revenues                                      7,042,384   10,014,342   14,713,564
                                                                       ----------   ----------   ==========

Operating expenses:
 Salaries and related costs                                             4,161,689    4,681,992    6,830,210
 Selling, general and administrative                                    3,805,430    4,351,038    6,862,503
                                                                       ----------   ----------   ----------

                    Total operating expenses                            7,967,119    9,033,030   13,692,713
                                                                       ----------   ----------   ----------

                    Income (loss) from operations                        (924,735)     981,312    1,020,851

Interest income                                                            14,553       16,466      102,711
Interest expense                                                           13,296       31,427       80,373
                                                                       ----------   ----------   ----------
                    Income (loss) before income tax expense              (923,478)     966,351    1,043,189

Income tax expense                                                         18,910       97,921           --
                                                                       ----------   ----------   ==========

                    Net income (loss)                                    (942,388)     868,430    1,043,189

Accrued dividends on preferred stock                                     (371,010)    (427,121)    (478,000)
                                                                       ----------   ----------   ----------

Net income (loss) available to common stockholders                 $   (1,313,398)     441,309      565,189
                                                                       ==========   ==========   ==========

Pro forma net income per share                                                                  $       .31
                                                                                                 ==========

Pro forma weighted average common and common
 equivalent shares outstanding                                                                    3,371,400
                                                                                                 ==========


See accompanying notes to financial statements.

                                  IMPATH INC.

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                                         NONREDEEMABLE
                                                                          CONVERTIBLE       ADDITIONAL
                                                  COMMON STOCK          PREFERRED STOCK       PAID-IN
                                               ------------------      ------------------     CAPITAL     ACCUMULATED
                                               SHARES      AMOUNT      SHARES      AMOUNT  (DEFICIENCY)     DEFICIT
                                               ------      ------      ------      ------   ----------    -----------
Balance at December 31, 1992                   335,621    $ 1,678           --  $       --    (947,200)     (1,517,903)

Common shares issued upon exercise
  of stock options                              86,231        431           --          --      26,369              --
Common shares issued as compensation                                                                                --
  for services rendered                          3,972         20           --           --      9,168              --
Preferred stock issuance                            --         --           --           --         --              --
Accrual of preferred stock dividends on
  redeemable preferred stock                        --         --           --           --   (371,010)             --
Net loss for the year ended December 31, 1993       --         --           --           --         --        (942,388)
                                               -------    -------    ---------    ---------    -------        --------
Balance at December 31, 1993                   425,824      2,129           --           -- (1,282,673)     (2,460,291)

Common shares issued as compensation
  for services rendered                         13,289         66           --           --     33,683              --
Accrual of preferred stock dividends on
  redeemable preferred stock                        --         --           --           --   (427,121)             --
Net income for the year ended December 31, 1994     --         --           --           --         --         868,430
                                               -------    -------    ---------    ---------    -------        --------
Balance at December 31, 1994                   439,113      2,195           --          --  (1,676,111)     (1,591,861)

Common shares issued upon exercise
  of stock options                               6,443         33           --          --       6,122              --
Common shares issued as compensation
  for services rendered                          9,451         47           --          --      23,959              --
Preferred stock issuance                            --         --    1,612,904   1,911,879          --              --
Accrual of preferred stock dividends on
  redeemable preferred stock                        --         --           --         --      (46,808)             --
Restructuring of redeemable preferred stock
  in conjunction with Series D preferred
  stock issuance                                    --         --    5,579,820  4,653,406    1,799,909              --
Accrual of preferred stock dividends                --         --           --         --     (478,000)             --
Compensation associated with issuance of options    --         --           --         --      382,376              --
Amortization of deferred compensation               --         --           --         --           --              --
Repayments of loans to stockholders                 --         --           --         --           --              --
Net income for the year ended December 31, 1995     --         --           --         --           --       1,043,189
                                               -------    -------    ---------    ---------    -------        --------
Balance at December 31, 1995                   455,007   $  2,275    7,192,724   $6,565,285     11,447        (548,672)
                                               =======    =======    =========    =========    =======        ========




                                                                                  NOTES
                                                                               RECEIVABLE      DEFERRED
                                                                    TREASURY      FROM         COMPEN-
                                                                      STOCK    STOCKHOLDERS    SATION         TOTAL
                                                                     -------   ------------    --------      ------
Balance at December 31, 1992                                          (100)            -             -   (2,463,525)

Common shares issued upon exercise
  of stock options                                                       -             -             -       26,800
Common shares issued as compensation
  for services rendered                                                  -             -             -        9,188
Preferred stock issuance                                                 -             -             -            -
Accrual of preferred stock dividends on
  redeemable preferred stock                                             -             -             -     (371,010)
Net loss for the year ended December 31, 1993                            -             -             -     (942,388)
                                                                     -------   ------------    --------   ---------
Balance at December 31, 1993                                          (100)            -             -   (3,740,935)

Common shares issued as compensation
  for services rendered                                                  -             -             -       33,749
Accrual of preferred stock dividends on
  redeemable preferred stock                                             -             -             -     (427,121)
Net income for the year ended December 31, 1994                          -             -             -      868,430
                                                                     -------   ------------    --------   ---------
Balance at December 31, 1994                                          (100)            -             -   (3,265,877)

Common shares issued upon exercise                                       -             -             -        6,155
  of stock options
Common shares issued as compensation
  for services rendered                                                  -             -             -       24,006
Preferred stock issuance                                                 -       (33,085)            -    1,878,794
Accrual of preferred stock dividends on
  redeemable preferred stock                                             -             -             -      (46,808)
Restructuring of redeemable preferred stock
  in conjunction with Series D preferred
  stock issuance                                                         -             -             -    6,453,315
Accrual of preferred stock dividends                                     -             -             -     (478,000)
Compensation associated with issuance of options                         -             -      (382,376)           -
Amortization of deferred compensation                                    -             -        38,469       38,469
Repayments of loans to stockholders                                      -         1,750             -        1,750
Net income for the year ended December 31, 1995                          -             -             -    1,043,189
                                                                     -------   ------------    --------   ---------
Balance at December 31, 1995                                          (100)      (31,335)     (343,907)   5,654,993
                                                                     ========  ============    ========   =========

See accompanying notes to financial statements.

                                  IMPATH INC.

                           STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995


                                                                         1993         1994         1995
                                                                         ----         ----         ----
Cash flows from operating activities:
 Net income (loss)                                                    $   (942,388)     868,430   1,043,189
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                           104,857      154,992     395,901
   Provision for uncollectible accounts receivable                         480,241      797,126   1,580,733
   Amortization of deferred compensation                                        --           --      38,469
   Changes in assets and liabilities (net of the effects
    of the acquisition of OncoCare in 1995):
     Increase in accounts receivable                                    (1,043,626)  (1,688,692) (2,812,333)
     Increase in prepaid expenses                                           (5,759)      (5,995)   (123,548)
     Increase in deferred tax asset                                             --           --    (505,000)
     Decrease (increase) in other current assets                            22,089        8,754     (26,706)
     Decrease (increase) in deposits and other assets                       (8,640)       9,276     (30,833)
     Increase in accounts payable                                          239,148           --     753,088
     Increase (decrease) in income taxes payable                           (23,189)          --      63,401
     Increase (decrease) in accrued expenses                               223,189     (175,270)    138,546
     Decrease in other noncurrent liabilities                               (1,905)          --          --
                                                                        ----------   ----------   ---------

Total adjustments                                                          (13,595)    (899,809)   (528,282)
                                                                       -----------   ----------  ----------

Net cash provided by (used in) operating activities                       (955,983)     (31,379)    514,907
                                                                       -----------   ----------  ----------

Cash flow from investing activities:
 Acquisition of OncoCare, net of cash acquired                                  --           --     (19,955)
 Redemption of short-term investments, net                                 507,672           --          --
 Capital expenditures                                                     (118,521)    (217,028)   (737,239)
                                                                       -----------   ----------  ----------

Net cash provided by (used in) investing activities                        389,151     (217,028)   (757,194)
                                                                        ----------   ----------   ---------

Cash flows from financing activities:
 Issuance of common stock                                                   37,988       33,749      30,161
 Issuance of preferred stock                                             1,256,789           --   1,911,879
 Proceeds from bank loan                                                        --      100,000     300,000
 Repayments of bank loan                                                        --           --    (164,667)
 Payments of capital lease obligations                                          --      (40,992)   (159,911)
 Issuance of loans to stockholders                                              --           --     (33,085)
 Repayments of loans to stockholders                                            --           --       1,750
 Deferred registration costs                                                    --           --    (746,462)
                                                                        ----------   ----------   ---------

Net cash provided by financing activities                                1,294,777       92,757   1,139,665
                                                                       -----------   ----------  ----------

Net increase (decrease) in cash and cash equivalents                       727,945     (155,650)    897,378
Cash and cash equivalents at beginning of year                              43,022      770,967     615,317
                                                                        ----------   ----------   ---------

Cash and cash equivalents at end of year                              $    770,967      615,317   1,512,695
                                                                        ==========   ==========   =========

Supplemental disclosures of cash flow information:
 Cash paid during the period for income taxes                         $     35,144       44,989     441,599
                                                                        ==========   ==========   =========

 Cash paid during the period for interest                             $     13,296       31,427      80,373
                                                                        ==========   ==========   =========

 Fixed assets acquired pursuant to capital leases                     $    141,000      206,000   1,121,979
                                                                        ==========   ==========   =========

 Accrual of dividends on preferred stock                              $    371,010      427,121     524,808
                                                                        ==========   ==========   =========

 Forgiveness of dividends on preferred stock                          $         --           --   1,799,909
                                                                        ==========   ==========   =========

See accompanying notes to financial statements.

                                  IMPATH INC.

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1993, 1994 and 1995



(1)       ORGANIZATION

   Impath Inc. (the "Company") was incorporated on March 1, 1988 under the laws of the State of Delaware. The Company was organized for the purpose of establishing a specialized facility dedicated to the use of the most sophisticated technologies to provide diagnostic and prognostic information to physicians specializing in cancer. The Company conducts these analyses by utilizing immunohistochemistry, flow and image cytometry and molecular pathology technologies. The Company's revenues are derived through:


   . diagnostic and prognostic analytical services to hospitals, medical centers, clinical laboratories and physicians; and

   . monoclonal antibody and molecular probe characterization services to biotechnology companies and other researchers.

   The Company submits its invoices for diagnostic and prognostic analytical services to its clients, primary and secondary insurers, or individual patients. The Company does not require collateral from its clients as security for payment of its invoices.


(2)  SIGNIFICANT ACCOUNTING POLICIES

   (a)    Cash Equivalents


     Cash equivalents of $477,360 at December 31,1994 consist of money market funds in the amount of $427,360 and certificates of deposit in the amount of $50,000. Cash equivalents of $1,494,976 at December 31, 1995 consist of US treasury bills in the amount of $1,481,935, and money market funds in the amount of $13,041. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

   (b)    Fixed Assets


   Leasehold improvements and furniture, fixtures, laboratory equipment and personal computers are stated at cost. Depreciation of furniture, fixtures, laboratory equipment and personal computers is provided over their estimated useful lives (which range from three to seven years) using the straight-line method, and leasehold improvements are being amortized over the shorter of the related lease term or the lives of the improvements using the straight-line method.

   Software development costs represent external costs capitalized for software developed to meet the specific needs of the Company. These costs are being amortized over a three-year period using the straight-line method.

   (c)    Revenue Recognition

   Revenues are recognized on an accrual basis as earned at such time as the Company has completed performance of its diagnostic or prognostic services.

   (d)    Goodwill

   Goodwill is being amortized over a 15-year period using the straight-line method.

                                  IMPATH INC.

   (e)    Deferred Registration Costs


     Deferred registration costs represent costs incurred through December 31, 1995, in connection with the Company's initial public offering (see note 13).

   (f)    Income Taxes

     Income taxes are provided pursuant to the asset and liability method as described in Statement of Financial Accounting Standards ("SFAS") No.109 ("SFAS 109"). SFAS 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under SFAS No.109, deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse.


   (g)    Amendment to Certificate of Incorporation

     On October 31, 1995, the Company filed an amendment to its Certificate of Incorporation that provided for a 1-for-2.8218735 reverse stock split of outstanding common stock. All common stock share and per share amounts (including preferred stock conversion rates) in the accompanying financial statements have been retroactively adjusted for the reverse stock split.

   (h)    Pro Forma Net Income Per Share

     Pro forma net income per share is based on the weighted average number of shares of common stock outstanding after giving effect to the conversion (calculated using the as-converted method) of the convertible preferred stock that converted (see note 9) upon the completion of the Company's initial public offering. Common equivalent shares from stock options and warrants are included in the computation using the treasury stock method to the extent that their effect is dilutive. All stock options and warrants issued within a one year period prior to the initial filing of the registration statement (see notes 9(a), 9(b) and 13) relating to the initial public offering have been treated as outstanding for all reported periods.


   (i)    Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


(3)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No.107, "Disclosure about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.

                                  IMPATH INC.

The fair value of the loan payable approximates the carrying value as its stated interest rate is consistent with rates currently available to the Company for similar debt instruments of comparable maturities.


(4)  BUSINESS AND CREDIT CONCENTRATIONS


          At December 31, 1995, approximately 50% of the Company's clients are located in the Metropolitan New York area and in California. Accounts receivable from clients as a percentage of total net receivables at December 31, 1994 and 1995 are as follows:


                                           1994         1995
                                           ----         ----

Medicare                                    13%         15%
Commercial insurance                        35          33
Hospitals, clinics and other institutions   38          37
Patients                                    14          15
                                           ---         ---
                                           100%        100%
                                           ===         ===

(5)  FIXED ASSETS

At December 31, 1994 and 1995, fixed assets consisted of the following:

                                                1994       1995
                                                ----       ----

Personal computers                          $  56,340     283,096
Software development costs                    181,119     629,361
Furniture, fixtures and laboratory equipment  758,527   1,442,646
Leasehold improvements                        247,250     757,560
                                            ---------   ---------
                                            1,243,236   3,112,663
                                           ----------   ---------

Less accumulated depreciation and
 amortization                                 411,208     806,924
                                            ---------   ---------
                                              832,028   2,305,739
                                            =========   =========


  Included in the above at December 31, 1995 are gross assets under capital leases of approximately $1,505,000 and the related accumulated amortization at such date was approximately $390,000.

(6)  ACQUISITION

  In May 1995, the Company acquired the assets and assumed certain liabilities of OncoCare, a serum analysis facility located in California, for a total purchase price of $20,000 plus assumed liabilities of $73,000. The acquisition was accounted for as a purchase and resulted in goodwill of $31,973. The results of operations of OncoCare are included in the accompanying financial statements from the date of acquisition.

                                  IMPATH INC.

(7) ACCRUED EXPENSES

    Accrued expenses are comprised of the following as of December 31, 1994 and 1995:

                                                   1994          1995
                                                   ----          ----
                Deferred registration costs   $        --       236,373
                Salaries and related costs        175,114       129,409
                Other accrued expenses            171,535       119,413
                                                  -------       -------
                                              $   346,649       485,195
                                                  =======       =======

(8) INDEBTEDNESS


    During January 1994, the Company entered into a revolving term loan agreement ("Agreement") in the amount of $100,000 with a commercial bank. Borrowings under the Agreement were secured by the Company's accounts receivable. Borrowings bore interest at the bank's prime rate plus 1%. The outstanding indebtedness under the loan at December 31, 1994 was $100,000. In March 1995, this amount was repaid out of the proceeds of the Company's 8% Series D Convertible Participating Preferred Stock offering (see note 9(a)). The Agreement was terminated in March 1995.

    The Company entered into a new line of credit with Chemical Bank in the aggregate amount of $1,000,000, which expires on June 30, 1996. Borrowings under the line are secured by and limited to 60% of eligible accounts receivable and must be reduced to zero for at least 30 consecutive days during the term of the line. Borrowings bear interest at 0.5% over the bank's prime rate. As of December 31, 1995, there were no amounts outstanding under this line of credit.

    On September 21, 1995, the Company entered into a $300,000 term loan with a commercial bank. Borrowings are secured by the Company's accounts receivable and a promissory note that requires repayment over 36 months using an effective rate of interest equal to the bank's prime rate (8.5% at December 31, 1995) plus 1.0%. The outstanding indebtedness under the loan at December 31, 1995 was $283,333. Amounts are payable as follows for the years ended December 31, 1996
- - $100,000, 1997 - $100,000; 1998 - $83,333.

(9) STOCKHOLDERS' EQUITY (DEFICIENCY)

     (a)    Preferred Stock

     Redeemable preferred stock consists of the following at December 31, 1994:

        Series C 9% Convertible Preferred Stock, $.01 par value.
          Authorized, issued and outstanding 3,035,320 shares $ 3,380,908 Series B 9% Convertible Preferred Stock, $.01 par value
          Authorized, issued and outstanding 668,182 shares           814,631
        Series A 9% Convertible Preferred Stock, $.01 par value
          Authorized, issued and outstanding 1,876,318 shares..     2,210,968
                                                                    ---------
Total redeemable preferred stock                                 $  6,406,507
                                                                    =========

                                  IMPATH INC.

                 --------------------------------------------

     Effective February 10, 1995, the Company sold 1,612,904 shares of its 8% Series D Convertible Participating Preferred Stock and warrants to purchase 42,529 shares of its common stock at $3.50 per share for an aggregate sales price of $2,000,000 (before issuance costs). The warrants are exercisable for a period of six years. No value was ascribed to these warrants for financial reporting as the Company believes such amount would not be material to the accompanying financial statements. The warrants are considered to be outstanding for all periods presented for the purpose of the calculation of pro forma net income per share. The holders of this preferred stock may convert their shares into shares of common stock, subject to certain adjustments. Concurrent with the issuance of the 8% Series D Convertible Participating Preferred Stock and common stock warrants, the terms of the outstanding Series A, B and C Redeemable Preferred Stock were revised, resulting in the elimination of all previously existing redemption rights, elimination of all previously accrued dividends in the amount of $1,799,909 and a change in the future dividend rate from 9% to 8%, which would be payable when declared by the Board of Directors or, whether or not so declared, in the event of a liquidation or deemed liquidation, and participation in liquidation on a pro-rata basis to common and preferred stockholders on an as-converted basis. The holders of the Series D preferred stock are entitled to preference in liquidation amounts. The available assets would be distributed pro rata to common and preferred stockholders on an as-converted basis.

     In June 1988 and March 1990, the Company sold 1,776,318 and 100,000 shares, respectively, of its Series A 9% Convertible Preferred Stock (subsequently amended to 8%) with a par value of $.01 per share for $1,350,000 (before issuance costs) and $76,000, respectively. The holders of this preferred stock may convert their shares into shares of common stock at any time. Each of these preferred shares is convertible into .3543745 shares of common stock. The conversion ratio is subject to adjustment upon the occurrence of certain capital transactions as defined. The agreements under which these shares were sold contain anti-dilutive provisions and preemptive rights with respect to new stock issuances.

     The holders of the Series A 8% Convertible Preferred Stock are entitled to receive a cumulative dividend at the annual rate of 8%, commencing February 10, 1995, when and as declared by the Board of Directors, or whether or not so declared, in the event of a liquidation or deemed liquidation. Further, these preferred stockholders shall participate in any dividends declared on the common stock and shall be entitled to voting rights, on an as-converted basis. The liquidation value of each of these preferred shares is $.76 per share, plus accrued dividends commencing February 10, 1995.


     In March 1990, the Company issued 668,182 shares of its Series B 9% Convertible Preferred Stock (subsequently amended to 8%; terms are substantially identical to those of the Series A 8% Convertible Preferred Stock) for an aggregate consideration of $587,998 (before issuance costs). The holders of the Series B 8% Convertible Preferred Stock are entitled to preference in liquidation over holders of the Series A 8% Convertible Preferred Stock. The liquidation value of each of these preferred shares is $.88 per share, plus accrued dividends commencing February 10, 1995.

     In March 1991, the Company issued 1,638,887 shares of its Series C 9% Convertible Preferred Stock (subsequently amended to 8%; terms are substantially identical to those of the Series A 8% Convertible Preferred Stock) for an aggregate consideration of $1,475,000 (before issuance costs). In June and July 1993, the Company issued 1,396,433 additional shares of its Series C 9% Convertible Preferred Stock (subsequently amended to 8%) for an aggregate consideration of $1,256,789. The holders of the Series C 8% Convertible Preferred Stock are entitled to preference in liquidation over holders of the Series A 8% Convertible Preferred Stock and the Series B 8% Convertible Preferred Stock. The liquidation value of each of these preferred shares is $.90 per share, plus accrued dividends commencing February 10, 1995.

                                  IMPATH INC.

     Upon the consummation of the Company's initial public offering on February 20, 1996 (see notes 13 and 14), all preferred shares were converted into 2,548,933 shares of common stock.

     In October of 1995, the Financial Accounting Standards Board issued SFAS No.123, "Accounting for Stock-Based Compensation," which must be adopted by the Company in 1996. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing in 1996, the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in the Statement.

     (b)  Stock Option Plan

     In February 1989, the Company adopted (and subsequently amended) a Stock Option Plan, which provides for granting to certain key employees of the Company, directors and consultants, options to purchase up to 884,688 shares of common stock. Options granted are exercisable over a period not to exceed ten years. At December 31, 1995, options to purchase approximately 533,357 shares of common stock at exercise prices ranging from $.28 to $8.00 per share were outstanding, 271,885 of which were exercisable.


     In August of 1995, four directors were granted options to purchase a total of 42,528 shares at an exercise price of $3.50 per share under the Company's Stock Option Plan, which vest ratably over 36 months. Management of the Company estimated the fair market value of the underlying common stock to be approximately $8.00 per share and, accordingly, recorded deferred compensation of $191,000, which amount will be amortized ratably over the vesting period. In October of 1995, three additional directors were granted options to purchase a total of 31,896 shares at an exercise price of $3.50 per share, which vest ratably over 36 months. Management of the Company estimated fair market value of the underlying common stock to be approximately $9.50 per share and, accordingly, recorded deferred compensation of $191,000, which amount will be amortized ratably over the vesting period. All such options issued to directors (and other options issued subsequent to November 1, 1994) are considered to be outstanding for all periods presented for purposes of the calculation of pro forma net income per share.

     The following is a summary of option activity during the years ended December 31, 1993, 1994 and 1995:

                                                Shares        Price
                                            under options   range ($)
                                            --------------  ----------
Options outstanding at December 31, 1992          306,993    .28-2.54
Granted                                            84,089      2.54
Exercised                                         (86,231)   .28-2.54
Canceled                                          (43,647)     2.54
                                                  -------
Options outstanding at December 31, 1993..        261,204    .28-2.54
Granted                                           204,297   2.54-3.50
Canceled                                          (35,615)     2.54
                                                  -------
Options outstanding at December 31, 1994..        429,886    .28-3.50
Granted                                           126,692   3.50-8.00
Exercised                                          (6,444)   .56-3.50
Canceled                                          (16,777)   .56-3.50
                                                  -------
Options outstanding at December 31, 1995..        533,357    .28-8.00
                                                  =======

                                  IMPATH INC.

(10) 401(K) RETIREMENT SAVINGS PLAN

      Effective June 1, 1995, the Company adopted the Impath Inc. 401(k) Retirement Savings Plan (the "Plan") benefiting certain employees. Employees who are over the age of 21 and have completed six months of service are eligible for voluntary participation in the Plan. Employees may contribute 1% to 20% of their total salaries on a before tax basis, and the Company will match up to 25% of the first 4% of employee contributions. Plan participants who were employees as of June 1, 1995 are 100% vested in all contributions. Any employees hired subsequent to June 1, 1995 are 100% vested in their own contributions and will vested in employer contributions over a three-year period. Employer contributions for the year ended December 31, 1995 were $22,129.

(11)  INCOME TAXES

      The components of the provision for income taxes for 1993, 1994 and 1995 are as follows:

                                               1993      1994       1995
            Current:
              Federal                          $     --    336,000    463,000
              State and local                    18,910    337,921    321,000
              Benefit of operating loss              --   (576,000)  (279,000)
              carryforwards                    --------   --------   ---------

                                                 18,910     97,921    505,000
                                               --------   --------   --------
            Deferred:
              Federal                                --         --   (298,000)
              State and local                        --         --   (207,000)
                                               --------   --------   --------

                                                     --         --   (505,000)
                                               --------   --------   --------
                                               $ 18,910     97,921         --
                                               ========   ========   ========

Net deferred tax assets at December 31, 1994 and 1995 are as follows:

                                                 1994        1995

            Net operating loss carryforwards $  279,000         --
            Allowance for doubtful accounts     365,000    667,000
            All other                           (30,000)   (77,000)
                                               --------   --------
                                                614,000    590,000

            Less: Valuation allowance          (614,000)   (85,000)
                                               --------   --------
            Deferred tax assets, net          $      --    505,000
                                              =========   ========

                                  IMPATH INC.

     The Company has reduced its valuation allowance against net deferred tax assets in 1995 to increase the carrying value of such assets to the extent of taxes that it expects to pay on estimated current year taxable earnings through December 31, 1995. As a result, management of the Company believes that it is more likely than not that future tax benefits will be realized as a result of the reversal of its temporary differences.

     A reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended December 31, 1993, 1994 and 1995 follows:


                                                 1993     1994    1995
                                                -------  ------  ------
Federal statutory income tax rate               (34.0%)   34.0%   34.0%
State and local taxes, net of Federal income
          tax benefit                            (1.4)    23.1    20.3
Change in valuation allowance                    37.5    (48.7)  (50.7)
Other                                              --      1.7    (3.6)
                                                -----    -----   -----
                                                  2.1%    10.1%    0.0%
                                                =====    =====   =====

(12)      LEASES

     The Company utilizes laboratory and office facilities and leases equipment pursuant to the terms of operating and capital leases, which expire in 1996 through 2001 (certain leases expiring in 1999 are cancelable at the Company's option in 1996).

     The present value of future minimum lease payments (including those cancelable at the Company's option in 1996 and subject to increases in the Consumer Price Index and real estate taxes) for the operating and capital leases are as follows:

                                 Operating    Capital
Year ending December 31            leases      leases
- -----------------------          ---------    -------

1996                          $   665,483     469,206
1997                              629,989     487,407
1998                              593,791     450,166
1999                              467,828     172,450
2000                              266,754          --
Thereafter                          3,116          --
- --------------                   --------  ----------

                              $ 2,626,961   1,579,229
                               ==========

  Less amount representing interest          (311,381)
                                            ---------
  Present value of minimum lease payments   1,267,848


  Less current portion                        321,125
                                            ---------
                                            $ 946,723
                                             ========

     For the years 1993, 1994 and 1995, rent expense totaled $250,955, $316,498 and $328,580, respectively.

                                  IMPATH INC.

(13) INITIAL PUBLIC OFFERING

     On October 13, 1995, the Board of Directors authorized the Company to file a registration statement with the Securities and Exchange Commission to register shares of its common stock in connection with an initial public offering. Such offering was consummated on February 26, 1996, for a total of 2,242,500 common shares at an offering price of $13 per share. The net proceeds to the Company amounted to approximately $26,062,000.

(14) PRO FORMA CAPITALIZATION (UNAUDITED)

     The pro forma presentation of the balance sheet gives effect to the conversion of Series A, Series B, Series C and Series D preferred stock into an aggregate of 2,548,933 common shares, which conversion occurred on February 26, 1996 at a rate of one share of common for each 2.8218735 shares of preferred, as if it had occurred on December 31, 1995. Such presentation excludes the receipt of the net proceeds and the issuance of common stock in conjunction with the Company's initial public offering.

                               POWER OF ATTORNEY


     The Registrant and each person whose signature appears below hereby appoint Anu D. Saad, Ph.D. and John P. Gandolfo as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes in this Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to this Report with the Securities and Exchange Commission.


                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 6, 1996
            --

                                     IMPATH INC.


                                     By /s/Anu D. Saad
                                        -------------------
                                        Anu D. Saad, Ph.D
                                        President and Chief
                                        Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 6, 1996                  By /s/John L. Cassis
            --                          ---------------------
                                        John L. Cassis
                                        Chairman of the Board
                                        and Director

Dated:  May 6, 1996      By /s/Anu D.Saad
                         ----------------------------------
                         Anu D. Saad, Ph.D
                         President, Chief Executive Officer
                         and Director

Dated:  May 6, 1996      By /s/Richard Kessler
                         ----------------------------------
                         Richard Kessler
                         Director

Dated:  May 6, 1996      By /s/Richard J.Cote
                         ----------------------------------
                         Richard J. Cote
                         Director

Dated:  May __,1996      By
                         ----------------------------------
                         Joseph A. Mollica
                         Director

Dated:  May ___,1996     By
                         ----------------------------------
                         Marcy H. Shockey
                         Director

Dated:  May ___, 1996    By
                         ----------------------------------
                         David B. Snow, Jr.
                         Director

Dated:  May 6, 1996      By /s/John P.Gandolfo
                         ----------------------------------
                         John P. Gandolfo
                         Executive Vice President,
                         Chief Financial Officer,
                         Secretary, Treasurer and
                         Principal Accounting Officer