Form 10-Q
period 1996-03-31
IMPATH INC
filed 1996-05-15
CIK 1003114

                                    FORM  10-Q

                      SECURITIES AND EXCHANGE  COMMISSION
                             Washington, D.C. 20549


(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  March 31, 1996.

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                              to

Commission file number  0-27750

      (Exact name of registrant as specified in its charter)  IMPATH INC.

                DELAWARE                                    13-3459685
                --------                                    ------------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

          1010 THIRD AVENUE, NEW YORK, NY 10021
        ----------------------------------------
        (Address of principal executive offices)       (Zip Code)

                                (212) 702-8300
                                --------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
                                --------------
           (Former names, former address and former fiscal year, if
                          changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . No X (due to initial public offering,
                                            ----------------------------------
effective 2/15/96)
- ------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                      OUTSTANDING AT MAY 6, 1996
- -----                                      --------------------------
Common Stock, par value                            5,266,096
$  .005 per share

                                     INDEX

                                   IMPATH INC.



                                                         PAGE NUMBER
                                                         -----------


PART I    FINANCIAL INFORMATION


Item 1    Condensed Financial Statements (Unaudited):



          Condensed Balance Sheets at March 31, 1996
          and December 31, 1995............................... 3

          Condensed Statements of Operations for the Three
          Months Ended March 31, 1996 and March 31, 1995...... 4

          Condensed Statements of Cash Flows for the Three
          Months Ended March 31, 1996 and March 31, 1995...... 5

          Condensed Statement of Stockholders' Equity for the
          Three Months Ended March 31, 1996................... 6

          Notes to Condensed Financial Statements............. 7-8


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations....... 9-11



PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K.................... 12-15

Signatures.................................................... 16

                                   IMPATH INC.
                            CONDENSED BALANCE SHEETS


                ASSETS                                                         MARCH 31,                Dec. 31,
                                                                                 1996                     1995
                                                                             (unaudited)               (audited)
                                                                            -------------            -------------
Current assets:
  Cash and cash equivalents                                                   $24,423,065                1,512,695

Investments, at fair value                                                      2,019,600                        -
Accounts receivable, net of allowance for doubtful accounts                     4,621,035                3,807,376
Prepaid expenses and other current assets                                         299,911                  273,361
Deferred tax assets, net                                                          505,000                  505,000
                                                                            -------------            -------------
     Total current assets                                                      31,868,611                6,098,432

Fixed assets, less accumulated depreciation and amortization                    2,632,218                2,305,739
Deposits and other assets                                                          86,372                   79,961
Deferred registration costs                                                             -                  746,462
Goodwill, net of accumulated amortization                                          30,193                   30,727
                                                                            -------------            -------------
                                                                              $34,617,394                9,261,321
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Loan payable - current portion                                                        -                  100,000
  Current portion of capital lease obligations                                $   433,315                  321,125
  Accounts payable and accrued expenses                                         1,223,855                1,498,732
  Income taxes payable                                                             78,866                   78,415
  Accrued dividends payable                                                             -                  478,000
                                                                            -------------            -------------
     Total current liabilities                                                  1,736,036                2,476,272
                                                                            -------------            -------------
Capital lease obligations, net of current portion                               1,081,423                  946,723
Loan payable, net of current portion                                                    -                  183,333

Stockholders' equity:
  Convertible preferred stock
     Series D 8% Convertible Participating Preferred Stock, $.Dl par value.             -                1,911,879
     Series C 8% Convertible Preferred Stock, $.Ol par value.                           -                2,702,546
     Series B 8% Convertible Preferred Stock. $.Ol par value.                           -                  562,952
     Series A 8% Convertible Preferred Stock $.Ol par value.                            -                1,387,908
  Common stock, $.005 par value,                                                   26,330                    2,275
  Additional paid-in capital                                                   32,494,643                   11,447
  Accumulated deficit                                                            (380,506)                (548,672)
                                                                            -------------            -------------
                                                                               32,140,467                6,030,335

Less-
     Cost of shares of common stock held in treasury                                 (100)                    (100)
     Notes receivable from officers                                               (28,421)                 (31,335)
     Deferred compensation                                                       (312,011)                (343,907)
                                                                            -------------            -------------
       Total stockholders' equity                                              31,799,935                5,654,993
                                                                            -------------            -------------
                                                                              $34,617,394                9,261,321
                                                                            =============            =============

See accompanying notes to condensed Financial Statements

                                   IMPATH INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                             THREE MONTHS ENDED MARCH 31,
                                             ---------------------------
                                                   1996        1995
                                                ----------   ---------

Revenues,
   Net diagnostic and prognostic services       $4,694,350   3,178,359
   Contract laboratory services                     47,676      37,293
                                                ----------   ---------
      Total revenues                             4,742,026   3,215,652
                                                ----------   ---------
Operating expenses,
   Salaries and related costs                    2,255,564   1,473,427
   Selling, general and administrative           2,258,589   1,391,153
                                                ----------   ---------
      Total operating expenses                   4,514,153   2,864,580
                                                ----------   ---------
       Income from operations                      227,873     351,072

Interest income                                    120,738      18,920
Interest expense                                    45,705      13,095
                                                ----------   ---------
      Income before income tax expense             302,906     356,897
Income tax expense                                (134,740)          -
                                                ----------   ---------
      Net income                                   168,166     356,897
Accrued dividends on preferred stock               (82,346)   (120,734)
                                                ----------   ---------
Net income available to common stockholders     $   85,820     236,163
                                                ==========   =========
Pro forma net income per share                       $0.04
                                                ==========
Pro forma weighted average common and common
   equivalent shares outstanding                 4,445,000
                                                ==========

See accompanying notes to condensed Financial Statements

                                   IMPATH INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                             1996         1995
                                                                                         -----------   ----------

Cash flows from operating activities,
  Net income                                                                             $   168,166      320,456
    Adjustments to reconcile net income to net cash provided by operating activities-
    Depreciation and amortization                                                            182,974       62,859
    Provision for uncollectible accounts receivable                                          582,728      286,395
      Amortization of deferred compensation                                                   31,896            -
      Changes in assets and liabilities
        (Increase) in accounts receivable                                                 (1,396,387)    (449,508)
        (Increase) in prepaid expenses and current assets                                    (26,550)    (120,799)
        (Increase) in marketable securities                                               (2,019,600)           -
        (Increase) in deposits and other assets                                               (6,411)      (8,460)
        Increase (decrease) in accounts payable and accrued expenses                        (274,877)      75,045
        Increase in income taxes payable                                                         451            -
                                                                                         -----------   ----------
          Total adjustments                                                               (2,925,776)    (154,468)
                                                                                         -----------   ----------
Net cash provided (used) by operating activities                                          (2,757,610)     165,988
                                                                                         -----------   ----------
Cash flow from investing activities:
  Capital expenditures                                                                      (150,761)    (228,583)
                                                                                         -----------   ----------
Net cash used in investing activities                                                       (150,761)    (228,583)
                                                                                         -----------   ----------
Cash flows from financing activities:
  Payment of dividends on preferred stock                                                  (560,346)            -
  Issuance of common stock                                                                26,024,312        1,320
  Issuance of preferred stock                                                                      -    1,999,982
  Repayments of bank loan                                                                   (283,333)    (100,000)
  Payments of capital lease obligations                                                     (111,268)     115,837
  Payments received on officer loans                                                           2,914            -
  Deferred Registration Costs                                                                746,462            -
                                                                                         -----------   ----------
Net cash provided by financing activities                                                 25,818,741    2,017,139
                                                                                         -----------   ----------
Net increase in cash and cash equivalents                                                 22,910,370    1,954,544
Cash and cash equivalents at beginning of period                                           1,512,695      615,317
                                                                                         -----------   ----------
Cash and cash equivalents at end of period                                                24,423,065    2,569,861
                                                                                         ===========   ==========

See accompanying notes to condensed Financial Statements

                                  IMPATH INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                       Three months ended March 31,1996
                                  (unaudited)

                                                        Nonredeemable
                                                         Convertible              Additional
                                 Common stock          preferred stock             paid-in
                             --------------------  --------------------------      capital
                               Shares     Amount       Shares         Amount     (deficiency)
                             ---------- ---------  ------------  ------------   ------------

Balance at December 31, 1995    455,007  $ 2,275     7,192,724   $ 6,565,285        11,447
Common shares issued upon
 initial public offering      2,242,500   11,212                                25,998,338
Common shares issued upon
 exercise of stock options       19,656       98                                    14,664
Conversion of preferred
 shares into common
  shares upon initial
  public offering             2,548,933   12,745    (7,192,724)   (6,565,285)    6,552,540
Accrual of preferred stock
 dividends                                                                         (82,346)
Amortization of deferred
 compensation
Repayment of loans to
 officers
Net income to, the year
 ended 31-Mar-96
                             ---------- --------   ------------  ------------   ----------
Balance at March 31, 1996     5,266,096   26,330                                32,494,643
                             ========== ========   ============  ============   ==========


                                                             Notes
                                                           receivable     Deferred
                                Accumulated    Treasury       from         compen-
                                  deficit       stock      stockholders    sation       Total
                                -----------  ----------    ------------   --------   ----------

Balance at December 31, 1995      (548,672)         (100)       (31,335)  (343,907)   5,654,993
Common shares issued upon
 offering                                                                            26,009,550

Common shares issued upon
 exercise
  of stock options                                                                       14,762
Conversion of preferred
 shares into common
  shares upon initial
  publis offering                                                                             -
Accrual of preferred stock
 dividends                                                                              (82,346)
Amortization of deferred
 compensation                                                               31,896       31,896
Repayment of loans to
 officers                                                         2,914                   2,914
Net income to, the year
 ended 31-Mar-96                   168,166                                              168,166
                                -----------  ----------    ------------   --------   ----------
Balance at March 31, 1996         (380,506)         (100)       (28,421)  (312,011)  31,799,935
                                ===========  ==========    ============   ========   ==========

See accompanying notes to condensed Financial Statements

                                  IMPATH INC.
                    Notes to Condensed Financial Statements
                                  (unaudited)

NOTE 1 - GENERAL:

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.

In the opinion of Impath Inc. (the "Company" or "IMPATH"), the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the financial information for all periods presented. Results for the interim periods are not necessarily indicative of the results for an entire year and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - PRO FORMA NET INCOME PER SHARE:

Pro forma net income per share is based on the weighted average number of shares of common stock outstanding after giving effect to the conversion (calculated using the as-converted method) of the convertible preferred stock that converted upon the completion of the Company's initial public offering in February 1996. Common equivalent shares from stock options and warrants are included in the computation using the treasury stock method to the extent their effect is dilutive. All stock options and warrants issued within a one year period prior to the initial public offering have been treated as outstanding for all reported periods.

NOTE 3 - INITIAL PUBLIC OFFERING

On October 13, 1995 the Board of Directors authorized the Company to file a registration statement with the Securities and Exchange Commission to register shares of its common stock in connection with an initial public offering. Such offering was consummated on February 26, 1996, for a total of 2,242,500 common shares at an offering price of $13 per share. The net proceeds to the Company amounted to approximately $26,062,000.

NOTE 4 - INVESTMENTS

The Company invested approximately $20,000,000 of the net proceeds from its initial public offering in a portfolio of short term fixed income securities that are actively traded by an investment manager. In accordance with Statement of Financial Accounting Standards No. 115, the Company's investments are being recorded at fair value with gains and losses reported in the Statement of Operations. At March 31, 1996, approximately $18,000,000 of securities with original maturities of three months or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in current assets.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Three Months Ended March 31, 1996 Compared with Three Months
- ------------------------------------------------------------
Ended March 31, 1995
- --------------------

The Company's total revenues for the first three months of 1996 and 1995 were $4,742,000 and $3,216,000, respectively, representing an increase of $1,526,000, or 47.5%, in 1996. This growth was primarily attributable to a 28.0% increase in case volume resulting from increased sales and marketing activities. In addition, revenue realization per case increased due to product mix changes toward cases which carry higher reimbursement rates.

Salaries and related costs for the first three months of 1996 and 1995 were $2,256,000 and $1,473,000, respectively, representing an increase of $783,000, or 53.2%, in 1996. This increase was the result of increased personnel headcount in the Company's New York facility due to the increase in case volume, as well as personnel costs incurred in connection with the establishment of the Company's California facility which commenced operations in December 1995. As a result of these increased personnel costs, salaries and related costs, as a percentage of total revenues increased to 47.6% in 1996 from 45.8% in 1995.

Selling, general and administrative expenses for the first three months of 1996 and 1995 were $2,259,000 and $1,391,000, respectively, representing an increase of $868,000, or 62.4%, in 1996. The largest component of this increase was an increase in bad debt expense of approximately $296,000 associated with higher revenues, and a shift to more revenues requiring copayments. The Company also incurred approximately $200,000 of selling, general and administrative expenses at its California facility which commenced operations in December 1995. In addition, the Company incurred higher supply costs due to its increased volume as well as higher travel related expenses associated with expanded sales and marketing activities. Due to the costs associated with the Company's California facility, selling, general and administrative expenses as a percentage of total revenues increased to 47.7% in 1996 from 43.3% in 1995.

Income from operations for the first three months of 1996 and 1995 was $228,000 and $351,000, respectively, representing a decrease of $123,000, or 35.0%, in 1996. The 1996 figure reflects the effect on earnings of the net operating expenses incurred in connection with the establishment of the Company's California facility, which commenced operations during December 1995. This facility will continue to have a negative effect on earnings through at least the second quarter of 1996 or until it generates sufficient incremental volume and revenues to cover the facility's operating expenses.

Interest income, net for the first three months of 1996 and 1995 was $75,000 and $6,000, respectively, representing an increase of $69,000 in 1996. The increase was the result of increased interest income generated from the proceeds of the Company's initial public offering of common stock in February 1996, partially offset by increased interest expense due to additional capital lease obligations.

The tax provision for the first three months of 1996 of approximately $135,000 reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 1996 to be approximately 45% which is in line with the current provision. For 1995, the Company had recorded deferred tax assets to the extent of taxes that it expected to pay on estimated 1995 taxable earnings. Management believes that realization of such deferred assets is more likely than not. As such, it estimated its annual effective tax rate for 1995 to be zero.

As a result, net income for the first three months of 1996 and 1995 was $168,000 and $357,000, respectively, representing a decrease of $189,000 or 52.9% in 1996. As a percentage of total revenues, net income decreased to 3.5% in 1996 from 11.1% in 1995.

Liquidity and Capital Resources
- -------------------------------

The Company's cash and cash equivalent balances at March 31, 1996 and December 31, 1995 were $24,423,000 and $1,513,000, respectively, representing an increase of $22,910,000 in 1996. This increase was primarily attributable to approximately $26,000,000 of net proceeds from the initial public offering of the Company's common stock, which was consummated on February 26, 1996. In addition, the Company invested approximately $2,020,000 of the net proceeds in marketable securities.

For the three months ended March 31, 1996, the Company used net cash in operating activities of approximately $2,758,000. This utilization of net operating cash was the result of an investment in short term marketable securities of approximately $2,020,000 and an increase in accounts receivable of approximately $1,400,000 due to rapid sales growth. In addition, the Company paid approximately $560,000 in accrued dividends on preferred stock prior to the initial public offering.

At March 31, 1996, the Company had working capital of approximately $28,113,000. The Company's capital expenditures through March 31, 1996 in connection with the establishment of its California facility were approximately $1,140,000, which were partially financed through capital equipment leases, a $300,000 secured term loan, and a $145,200 leasehold improvement allowance from the landlord.
The Company prepaid the balance of the $300,000 secured term loan with the proceeds from the initial public offering.

The Company's growth strategy is anticipated to be financed through the net proceeds from the initial public offering, its current cash resources and existing third party credit facilities. The Company believes the combination of these sources will be sufficient to fund its operations and satisfy the Company's cash requirements for the next 12 months and the foreseeable future. There may be circumstances, however, that would accelerate the Company's use of proceeds from the initial public offering. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company.

Item 6           Exhibits and Reports on Form 8-K
                 --------------------------------

                 (a) The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

                 (b) No reports on Form 8-K were filed during the quarter for which this Quarterly Report on Form 10-Q is filed.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Date: May 14, 1996                  IMPATH INC.
           ------------                  -----------
                                         (Registrant)


     Date: May 14, 1996                  By    / s /  ANU D. SAAD
           ------------                        ----------------------------
                                                       Anu D. Saad, Ph.D.
                                                       President and Chief
                                                       Executive Officer


     Date: May 14, 1996                  By    / s / JOHN P. GANDOLFO
           ------------                        ----------------------------
                                                       John P. Gandolfo
                                                       Executive Vice President,
                                                       Chief Financial Officer
                                                       and Principal Accounting
                                                       Officer

                              INDEX TO EXHIBITS
                              -----------------



Exhibit                                                         Page
Number                         Description                      Number
- --------                       -----------                      ------

  11      Statement re Computation of Per Share Earnings
          for the Three Months Ended March 31, 1996
          and 1995 (Unaudited)                                    14

  27      Financial Data Schedule                                 15