Form 10-K405/A
period 1995-12-31
IMPATH INC
filed 1996-07-03
CIK 1003114

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-K 405/A

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


Dated: July 2, 1996
            --

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

Dated: July 2, 1996                  By /s/John L. Cassis
            --                          ---------------------
                                        John L. Cassis
                                        Chairman of the Board
                                        and Director

Dated: July 2, 1996      By /s/Anu D.Saad
                         ----------------------------------
                         Anu D. Saad, Ph.D
                         President, Chief Executive Officer
                         and Director

Dated: July 2, 1996      By /s/Richard Kessler
                         ----------------------------------
                         Richard Kessler
                         Director

Dated: July 2, 1996      By /s/Richard J.Cote
                         ----------------------------------
                         Richard J. Cote
                         Director

Dated: July __,1996      By
                         ----------------------------------
                         Joseph A. Mollica
                         Director

Dated: July ___,1996     By
                         ----------------------------------
                         Marcy H. Shockey
                         Director

Dated: July ___, 1996    By
                         ----------------------------------
                         David B. Snow, Jr.
                         Director

Dated: July 2, 1996      By /s/John P.Gandolfo
                         ----------------------------------
                         John P. Gandolfo
                         Executive Vice President,
                         Chief Financial Officer,
                         Secretary, Treasurer and
                         Principal Accounting Officer