Form 10-Q
period 1996-06-30
IMPATH INC
filed 1996-08-13
CIK 1003114

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended June 30, 1996.
                                      OR
   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission file number 0-27750
                                                -------
                                  IMPATH INC.
             (exact name of registrant as specified in its charter)

                           -------------------------


         DELAWARE                            8071                    13-3459685
(State or other jurisdiction of   (Primary Standard Industrial    (I.R.S. Employer
 incorporation or organization)    Classification Code Number)   Identification No.)

                          1010 THIRD AVENUE, SUITE 302
                            NEW YORK, NEW YORK 10021
                                 (212) 702-8300
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

                           -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No
    ---      ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         CLASS                               OUTSTANDING AT JULY 5, 1996
         -----                               ---------------------------
Common Stock, par value                               5,269,837
   $.005 per share

                                     INDEX

                                  IMPATH INC.


                                                                     PAGE NUMBER
                                                                     -----------

PART I  FINANCIAL INFORMATION

Item 1  Condensed Financial Statements (Unaudited):

        Condensed Balance Sheets at June 30, 1996
        and December 31, 1995.....................................           3

        Condensed Statements of Operations for the Three and Six
        Months Ended June 30, 1996 and June 30, 1995..............           4

        Condensed Statements of Cash Flows for the Three and Six
        Months Ended June 30, 1996 and June 30, 1995..............           5

        Condensed Statement of Stockholders' Equity for the
        Three Months Ended June 30, 1996..........................           6

        Notes to Condensed Financial Statements...................         7-8

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations.............        9-11

PART II OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K..........................       12-15

Signatures........................................................          16


                                  IMPATH INC.

                            CONDENSED BALANCE SHEETS



                            ASSETS                                       JUNE 30,    DECEMBER 31,
                                                                           1996          1995
                                                                       (UNAUDITED)
                                                                       -----------   ------------

Current assets:
 Cash and cash equivalents                                             $10,954,102     $1,512,695
 Investments, at fair value                                             14,194,148
 Accounts receivable, net of allowance for doubtful accounts             5,699,690      3,807,376
 Prepaid expenses and other current assets                                 563,814        273,361
 Deferred tax assets, net                                                  505,000        505,000
                                                                       -----------   ------------
    Total current assets                                                31,916,754      6,098,432

Fixed assets, less accumulated depreciation and amortization             2,644,914      2,305,739
Deposits and other assets                                                   88,878         79,961
Deferred registration costs                                                      -        746,462
Goodwill, net of accumulated amortization                                   29,481         30,727
                                                                       -----------   ------------
                                                                       $34,680,027     $9,261,321
                                                                       ===========   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Loan payable - current portion                                                  -        100,000
 Current portion of capital lease obligations                          $   466,743     $  321,125
 Accounts payable and accrued expenses                                   1,075,094      1,498,732
 Income taxes payable                                                            -         78,415
 Accrued dividends payable                                                       -        478,000
                                                                       -----------   ------------
    Total current liabilities                                            1,541,837      2,476,272
                                                                       -----------   ------------
Capital lease obligations, net of current portion                        1,071,818        946,723
Loan payable, net of current portion                                             -        183,333

Stockholders' equity:
 Convertible preferred stock
  Series D 8% Convertible Participating Preferred Stock, $.01 par value.         -      1,911,879
  Series C 8% Convertible Preferred Stock, $.01 par value.                       -      2,702,546
  Series B 8% Convertible Preferred Stock. $.01 par value.                       -        562,952
  Series A 8% Convertible Preferred Stock $.01 par value.                        -      1,387,908
 Common stock, $.005 par value,                                             26,349          2,275
 Additional paid-in capital                                             32,229,740         11,447
 Accumulated deficit                                                       118,919       (548,672)
                                                                       -----------   ------------
                                                                        32,375,008      6,030,335

Less-
  Cost of shares of common stock held in treasury                             (100)          (100)
  Notes receivable from officers                                           (28,421)       (31,335)
  Deferred compensation                                                   (280,115)      (343,907)
                                                                       -----------   ------------
    Total stockholders' equity                                          32,066,372      5,654,993
                                                                       -----------   ------------
                                                                       $34,680,027     $9,261,321
                                                                       ===========   ============


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  IMPATH INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                              ----------------------------   -------------------------
                                                  1996            1995           1996          1995
                                               ----------      ----------     ----------    ----------

Revenues,
 Net diagnostic and prognostic services        $5,021,886      $3,470,737     $9,716,236    $6,649,095
 Contract laboratory services                      58,011          27,839        105,686        65,132
                                               ----------      ----------     ----------    ----------
Total revenues                                  5,079,897       3,498,576      9,821,922     6,714,227
                                               ----------      ----------     ----------    ----------
Operating expenses,
 Salaries and related costs                     2,257,961       1,675,559      4,513,525     3,148,986
 Selling, general and administrative            2,242,402       1,552,671      4,500,990     2,943,823
                                               ----------      ----------     ----------    ----------
  Total operating expenses                      4,500,363       3,228,230      9,014,515     6,092,809
                                               ----------      ----------     ----------    ----------
    Income from operations                        579,534         270,346        807,407       621,418

Interest income                                   334,069          30,814        454,807        49,733
Interest expense                                   45,042          12,208         90,747        25,303
                                               ----------      ----------     ----------    ----------
 Income before income tax expense                 868,561         288,952      1,171,467       645,848
Income tax expense                               (369,137)              -       (503,877)            -
                                               ----------      ----------     ----------    ----------
 Net income                                       499,424         288,952        667,590       645,848
                                               ==========      ==========     ==========    ==========

Accrued dividends on preferred stock                    -        (134,546)       (82,346)     (255,280)
                                               ----------      ----------     ----------    ----------
Net income available to common stockholders       499,424        $154,406       $585,244      $390,568
                                               ==========      ==========     ==========    ==========
Pro forma net income per share                   $   0.09        $   0.09       $   0.13      $   0.20
                                               ==========      ==========     ==========    ==========
Pro forma weighted average common and common
 equivalent shares outstanding                  5,760,000       3,315,000      5,118,000     3,184,000
                                               ==========      ==========     ==========    ==========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  IMPATH INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED JUNE 30,
                                                             ---------------------------
                                                                  1996          1995
                                                              ------------   -----------

Cash flows from operating activities,
 Net income                                                   $    667,590   $   645,848
  Adjustments to reconcile net income to net cash provided
   by operating activities-
   Depreciation and amortization                                   369,607       135,942
   Provision for uncollectible accounts receivable               1,132,625       610,001
    Amortization of deferred compensation                           63,792             -
    Changes in assets and liabilities
    Increase in accounts receivable                             (3,024,939)   (1,067,063)
    Increase in prepaid expenses and current assets               (319,934)     (302,173)
    Increase in marketable securities                          (14,194,148)   (1,971,643)
    Decrease (Increase) in deposits and other assets                21,276        (9,568)
    Decrease in accounts payable and accrued expenses             (423,640)     (164,887)
    Increase in income taxes payable                               (78,415)            -
                                                              ------------   -----------
     Total adjustments                                         (16,453,776)   (2,769,391)
                                                              ------------   -----------
Net cash used in operating activities                          (15,786,186)   (2,123,543)
                                                              ------------   -----------
Cash flow from investing activities:
  Capital expenditures                                            (210,904)     (426,886)
                                                              ------------   -----------
Net cash used in investing activities                             (210,904)     (426,886)
                                                              -------------   -----------
Cash flows from financing activities:
 Issuance of common stock                                       26,031,712         2,440
 Issuance of preferred stock                                             -     1,999,982
 Payment of dividends on preferred stock                          (560,346)            -
 Repayments of bank loan                                          (283,333)     (100,000)
 Proceeds from (payments of) capital lease obligations            (226,629)      170,749
 Payments received on officer loans                                  2,914             -
 Deferred Registration Costs                                       474,179             -
                                                              ------------   -----------
Net cash provided by financing activities                       25,438,497     2,073,171
                                                              ------------   -----------
Net increase (decrease) in cash and cash equivalents             9,441,407      (477,258)
Cash and cash equivalents at beginning of period                 1,512,695       615,317
                                                              ------------   -----------
Cash and cash equivalents at end of period                    $ 10,954,102   $   138,059
                                                              ============   ===========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  IMPATH INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED JUNE 30, 1996
                                  (unaudited)


                                              NONREDEEMABLE
                                               CONVERTIBLE                                                         NOTES
                          COMMON STOCK       PREFERRED STOCK  ADDITIONAL                          RECEIVABLE    DEFERRED
                          -----------------  ---------------    PAID-IN   ACCUMULATED  TREASURY     FROM        COMPEN-
                          SHARES     AMOUNT  SHARES   AMOUNT   CAPITAL      DEFICIT      STOCK   STOCKHOLDERS    SATION  TOTAL
                          ------     ------  ------   ------  ----------  -----------  --------  ------------  --------  -----

Balance at March 31,
 1996                     5,266,096   $26,330      -       -   32,494,643     (380,506)     (100)   (28,421)  (312,011)  31,799,935
                          ==========  ========  =====  ======= ===========   =========   =======  =========   ========   ==========
Net income for the period
 ended April 30, 1996                                                          88,228                                        88,228
Payments related to IPO                                           (13,016)                                                  (13,016)
Common shares issued upon
   exercise of stock
    options                   3,545        18                       6,884                                                     6,902
Amortization of Deferred
 Compensation                   -        -                            -                                         10,632       10,632
                          ---------   ------  -----  -------  ----------   ---------   -------    ----------   --------  ----------
Balance at
 April 30, 1996           5,269,641   $26,348     -        -   32,488,511    (292,278)     (100)    (28,421)  (301,379)  31,892,681
                          ==========  ========  =====  =======  ==========   =========   =======   =========   ========  ==========



Net income for the
 period ended May 31, 1996                                                    147,739                                       147,739
Payment related to IPO                                           (259,268)                                                 (259,268)
Amortization of Deferred
 Compensation                      -        -                           -                                        10,632      10,632
                          ----------  --------  -----  ------- ----------  ---------   -------    ----------   --------  ----------
Balance at May 31, 1996   5,269,641    26,348                  32,229,243    (144,539)     (100)    (28,421)  (290,747)  31,791,784
                          =========   =======  =====  =======  ==========   =========   =======   =========    ========  ==========

Net income for the period
  ended  June 30, 1996                                                        263,458                                        263,458
Payment related to IPO                                                  -                                                         -
Common shares issued upon
  exercise of stock             196         1                          497                                                      498
Amortization of Deferred
 Compensation                                                                                                    10,632      10,632
                          ----------  --------  -----  -------  ----------   --------    ------   ---------     -------- -----------
Balance at June 30, 1996  5,269,837    26,349                   32,229,740    118,919      (100)    (28,421)    (280,115) 32,066,372
                          ==========  ========  =====  =======  ==========   =========   =======  =========     ======== ===========

                                                                  6

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

NOTE 2 - PRO FORMA NET INCOME PER SHARE:

Pro forma net income per share for the six months ended June 30, 1996 and 1995 and for the three months ended June 30, 1995 is based on the weighted average number of shares of common stock outstanding after giving effect to the conversion (calculated using the as-converted method) of the convertible preferred stock that converted upon the completion of the Company's initial public offering in February 1996. Common equivalent shares from stock options and warrants are included in the computation using the treasury stock method to the extent their effect is dilutive. All stock options and warrants issued within a one year period prior to the initial public offering have been treated as outstanding for all reported periods.

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

NOTE 4 - INVESTMENTS

The Company invested approximately $20,000,000 of the net proceeds from its initial public offering in a portfolio of short term fixed income securities that are actively traded by an investment manager. In accordance with Statement of Financial Accounting Standards No. 115, the Company's investments are being recorded at fair value with gains and losses reported in the Statement of Operations. At June 30, 1996, approximately $6,000,000 of securities with original maturities of three months or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in current assets.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended June 30, 1996 Compared with Three Months
- ------------------------------------------------------------
Ended June 30, 1995
- -------------------

The Company's total revenues for the three months ended June 30, 1996 and 1995 were $5,080,000 and $3,498,000, respectively, representing an increase of $1,582,000, or 45.3%, in 1996. This growth was primarily attributable to a 19.0% increase in case volume resulting from increased sales and marketing activities. In addition, revenue realization per case increased due to product mix changes toward cases which carry higher reimbursement rates.

Salaries and related costs for the three months ended June 30, 1996 and 1995 were $2,258,000 and $1,676,000, respectively, representing an increase of $582,000, or 34.8%, in 1996. The 1996 increase was primarily due to an increase in personnel headcount necessitated by increasing case volume. As a percentage of total revenues, salaries and related costs, decreased to 44.5% in 1996 from 48.0% in 1995.

Selling, general and administrative expenses for the three months ended June 30, 1996 and 1995 were $2,242,000 and $1,553,000, respectively, representing an increase of $689,000, or 44.4%, in 1996. The largest component of this increase was an increase in bad debt expense of approximately $230,000 associated with higher revenues, and a shift to more revenues requiring copayments. The Company also incurred higher supply costs due to its increased volume as well as higher travel related expenses associated with expanded sales and marketing activities. Selling, general and administrative expenses as a percentage of total revenues decreased to 44.2% in 1996 from 44.4% in 1995.

Income from operations for the three months ended June 30, 1996 and 1995 was $580,000 and $270,000, respectively, representing an increase of $310,000, or 115.0%, in 1996. The 1996 figure reflects the effect on earnings of increasing revenue growth and a decrease in operating expenses as a percentage of revenue from 92.3% in the 1995 period to 88.6% in the 1996 period.

Interest income, net for the three months ended June 30, 1996 and 1995 was $289,000 and $18,000, respectively, representing an increase of $271,000 in 1996. The increase was the result of increased interest income generated from the proceeds of the Company's initial public offering of common stock in February 1996, partially offset by increased interest expense due to additional capital lease obligations.

The tax provision for the three months ended June 30, 1996 of approximately $369,000 reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 1996 to be approximately 43% which is in line with the current provision. For 1995, the Company had recorded deferred tax assets to the extent of taxes that it expected to pay on estimated 1995 taxable earnings. Management believes that realization of such deferred assets is more likely than not. As such, it estimated its annual effective tax rate for 1995 to be zero.

As a result, net income for the three months ended June 30, 1996 and 1995 was $499,000 and $288,000, respectively, representing an increase of $211,000 or 73.3% in 1996. As a percentage of total revenues, net income increased to 9.9% in 1996 from 8.3% in 1995.

Six Months Ended June 30, 1996 Compared with Six Months
- -------------------------------------------------------
Ended June 30, 1995
- --------------------

The Company's total revenues for the six months ended June 30, 1996 and 1995 were $9,822,000 and $6,714,000, respectively, representing an increase of $3,108,000, or 46.3%, in 1996. This growth was primarily due to a 26% increase in case volume and an increase in revenue realization per case resulting from product mix changes toward cases with higher reimbursement rates.

Salaries and related costs for the six months ended June 30, 1996 and 1995 were $4,514,000 and $3,149,000, respectively, representing an increase of $1,365,000, or 43.4%, in 1996. This increase was due to case volume growth and personnel costs associated with the establishment of the Company's California facility which commenced operations in December 1995. Salaries and related costs, as a percentage of total revenues decreased to 46.0% in 1996 from 46.9% in 1995.

Selling, general and administrative expenses for the six months ended June 30, 1996 and 1995 were $4,501,000 and $2,944,000, respectively, representing an increase of $1,557,000, or 52.9%, in 1996. This increase was due to an increase in bad debt expense of approximately $523,000 associated with higher revenues, as well as a shift to more revenues requiring copayments. The Company also incurred higher supply costs due to increasing case volume and higher travel related expenses associated with expanded sales and marketing activities. In addition, the Company incurred approximately $200,000 of selling, general and administrative expenses at its California facility which commenced operations in December 1995. Selling, general and administrative expenses as a percentage of total revenues increased to 45.9% in 1996 from 43.9% in 1995 as a result of the costs associated with the establishment of the Company's California facility.

Income from operations for the six months ended June 30, 1996 and 1995 was $807,000 and $621,000, respectively, representing an increase of $186,000, or 30%, in 1996. The 1996 figure reflects the effect on earnings of the net operating expenses incurred in connection with the establishment of the Company's California facility, which commenced operations during December 1995. In June 1996, this facility began to generate sufficient incremental revenue to cover operating expenses.

Interest income, net for the six months ended June 30, 1996 and 1995 was $364,000 and $24,000, respectively, representing an increase of $340,000 in 1996. The increase was the result of increased interest income generated from the proceeds of the Company's initial public offering of common stock in February 1996, partially offset by increased interest expense due to additional capital lease obligations.

The tax provision for the six months ended June 30, 1996 of approximately $504,000 reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 1996 to be approximately 43% which is in line with the current provision. For 1995, the Company had recorded deferred tax assets to the extent of taxes that it expected to pay on estimated 1995 taxable earnings. Management believes that realization of such deferred assets is more likely than not. As such, it estimated its annual effective tax rate for 1995 to be zero.

As a result, net income for the six months ended June 30, 1996 and 1995 was $668,000 and $645,000, respectively, representing an increase of $23,000, or 3.6%, in 1996. As a percentage of total revenues, net income decreased to 6.8% in 1996 from 9.6% in 1995.



Liquidity and Capital Resources
- --------------------------------

The Company's cash and cash equivalent balances at June 30, 1996 and December 31, 1995 were $10,954,000 and $1,513,000, respectively, representing an increase of $9,441,000 in 1996. In addition, the Company has invested approximately $14,194,000 in marketable securities. This increase was primarily attributable to approximately $26,000,000 of net proceeds from the initial public offering of the Company's common stock, which was consummated on February 26, 1996.

For the six months ended June 30, 1996, the Company used net cash in operating activities of approximately $15,786,000. This resulted from an increase in investments of approximately $14,194,000 and an increase in accounts receivable of approximately $1,892,000 due to rapid sales growth. In addition, the Company paid approximately $560,000 in accrued dividends on preferred stock prior to the initial public offering.

At June 30, 1996, the Company had working capital of approximately $30,364,000. The Company's capital expenditures through June 30, 1996 in connection with the establishment of its California facility were approximately $1,160,000, which were partially financed through capital equipment leases, a $300,000 secured term loan, and a $145,200 leasehold improvement allowance from the landlord. The Company prepaid the balance of the $300,000 secured term loan with the proceeds from the initial public offering.

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

       Item 6  Exhibits and Reports on Form 8-K
       ----------------------------------------

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



     Date: August 13, 1996          IMPATH INC.
    -----------------------         --------------------------
                                    (Registrant)


     Date: August 13, 1996          By   / s /  ANU D. SAAD
    -----------------------         --------------------------
                                    Anu D. Saad, Ph.D.
                                    President and Chief
                                    Executive Officer


     Date: August 13, 1996          By / s / JOHN P. GANDOLFO
    -----------------------         ---------------------------
                                    John P. Gandolfo
                                    Executive Vice President,
                                    Chief Financial Officer
                                    and Principal Accounting
                                    Officer

                               INDEX TO EXHIBITS
                              -------------------

     Exhibit                                    Page
     Number       Description                  Number
 -------------   -----------------------      -------------

     11     Statement re Computation of          14
            Per Share Earnings for the
            Three Months Ended June 30, 1996
            and 1995 (Unaudited)

     27     Financial Data Schedule              15