Form 10-Q
period 1996-09-30
IMPATH INC
filed 1996-11-14
CIK 1003114

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
              For the quarterly period ended September 30, 1996.
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                        Commission file number 0-27750
                                    -------
                                  IMPATH INC.
            (exact name of registrant as specified in its charter)
             ----------------------------------------------------

Delaware                       8071                         13-3459685
(State or other       (Primary Standard Industrial        (I.R.S. Employer
jurisdiction of       Classification Code Number)         Identification No.)
incorporation
or organization)

                          1010 Third Avenue, Suite 302
                            New York, New York 10021
                                 (212) 702-8300

            (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)
                           ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     No X   (due to initial public offering, ------------------------------
    ---   ---
effective 2/15/96) ------------------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                OUTSTANDING AT November 1, 1996
-----                                -------------------------------
Common Stock, par value                         5,293,525
$  .005 per share

                                     INDEX

                                  IMPATH INC.


                                                                     PAGE NUMBER
                                                                          ------
PART I  FINANCIAL INFORMATION


Item 1  Condensed Financial Statements (Unaudited):



        Condensed Balance Sheets at September 30, 1996
        and December 31, 1995............................................ 3

        Condensed Statements of Operations for the Three and
        Nine Months Ended September 30,
        1996 and September 30, 1995...................................... 4

        Condensed Statements of Cash Flows for the
        Nine Months Ended September 30,
        1996 and September 30, 1995...................................... 5

        Condensed Statement of Stockholders' Equity for
        the Nine Months Ended September 30, 1996......................... 6

        Notes to Condensed Financial Statements...........................7


Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations....................8-10

PART II OTHER INFORMATION
Item 6  Exhibits and Reports on Form 8-K.................................11-15


Signatures...............................................................16

                                  IMPATH INC.
                            CONDENSED BALANCE SHEETS


               ASSETS                                             September 30,         December 31,
                                                                     1996                   1995
                                                                  (Unaudited)
                                                                ----------------       --------------
Current assets:
 Cash and cash equivalents                                            $6,776,860           $1,512,695
 Investments, at fair value                                           17,802,718
 Accounts receivable, net of allowance for doubtful accounts           6,083,598            3,807,376
 Prepaid expenses and other current assets                               725,008              273,361
 Deferred tax assets, net                                              1,143,000              505,000
                                                                ----------------       --------------
            Total current assets                                      32,531,184            6,098,432

Fixed assets, less accumulated depreciation and amortization           3,135,151            2,305,739
Deposits and other assets                                                 98,878               79,961
Deferred registration costs                                                    -              746,462
Goodwill, net of accumulated amortization                                 28,947               30,727
                                                                ----------------       --------------
                                                                     $35,794,160           $9,261,321
                                                                ================       ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Loan payable - current portion                                      $         -             $100,000
 Current portion of capital lease obligations                            620,483              321,125
 Accounts payable and accrued expenses                                   963,812            1,498,732
 Income taxes payable                                                    134,438               78,415
 Accrued dividends payable                                                     -              478,000
                                                                ----------------       --------------
            Total current liabilities                                  1,718,733            2,476,272
                                                                ----------------       --------------
Capital lease obligations, net of current portion                      1,307,789              946,723
Loan payable, net of current portion                                           -              183,333

Stockholders' equity:
 Convertible preferred stock
  Series D 8% Convertible Participating Preferred
   Stock, $.0l par value.                                                      -            1,911,879
  Series C 8% Convertible Preferred Stock, $.0l par
   value.                                                                      -            2,702,546
  Series B 8% Convertible Preferred Stock, $.0l par
   value.                                                                      -              562,952
  Series A 8% Convertible Preferred Stock, $.0l par
   value.                                                                      -            1,387,908
 Common stock, $.005 par value,                                           26,501                2,275
 Additional paid-in capital                                           32,296,611               11,447
 Retained earnings (accumulated deficit)                                 721,266             (548,672)
                                                                ----------------       --------------
                                                                      33,044,378            6,030,335

Less:
  Cost of shares of common stock held in treasury                           (100)                (100)
  Notes receivable from officers                                         (28,421)             (31,335)
  Deferred compensation                                                 (248,219)            (343,907)
                                                                ----------------       --------------
            Total stockholders' equity                                32,767,638            5,654,993
                                                                ----------------       --------------
                                                                     $35,794,160           $9,261,321
                                                                ================       ==============

See accompanying notes to condensed financial statements

                                  IMPATH INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                                     ----------------------             --------------------------
                                                       1996           1995                1996          1995
                                                     -------       --------             -------       ------
Revenues:
 Net diagnostic and prognostic services              $5,312,255   $3,786,228            $15,028,491   $10,435,323
 Contract laboratory services                            57,779       30,650                163,465        95,782
                                                     ----------   ----------            -----------   -----------
    Total revenues                                    5,370,034    3,816,878             15,191,956    10,531,105
                                                     ----------   ----------            -----------   -----------

Operating expenses:
 Salaries and related costs                           2,251,841    1,782,922              6,765,367     4,931,908
 Selling, general and administrative                  2,343,144    1,826,423              6,844,134     4,770,246
                                                     ----------   ----------            -----------   -----------
    Total operating expenses                          4,594,985    3,609,345             13,609,501     9,702,154
                                                     ----------   ----------            -----------   -----------

    Income from operations                              775,049      207,533              1,582,455       828,951
                                                     ----------   ----------            -----------   -----------

Interest income                                         418,055       28,823                872,860        78,556

Interest expense                                        141,082       18,001                231,829        43,304
                                                     ----------   ----------            -----------   -----------

  Income before income tax expense                    1,052,022      218,355              2,223,486       864,203
Income tax expense                                     (449,671)           -               (953,548)            -
                                                     ----------   ----------            -----------   -----------
  Net income                                            602,351      218,355              1,269,938       864,203
                                                     ==========   ==========            ===========   ===========

Accrued dividends on preferred stock                 $        -   $  (87,720)           $   (82,346)     (343,000)
                                                     ----------   ----------            -----------   -----------

Net income available to common stockholders            $602,351      $130,635            $1,187,592      $521,203
                                                     ==========   ===========            ==========   ===========

Pro forma net income per share                            $0.11         $0.06                 $0.24         $0.26
                                                     ==========   ===========            ==========   ===========

Pro forma weighted average common and common
 equivalent shares outstanding                        5,707,000     3,399,000             5,359,000     3,312,000
                                                     ==========   ===========            ==========   ===========

See accompanying notes to condensed financial statements

                                  IMPATH INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                          1996           1995
                                                      ------------   -----------

 Cash flows from operating activities:
  Net income                                          $  1,269,938   $   864,203
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                           559,202       253,375
   Provision for uncollectible accounts receivable       1,633,492     1,122,523
   Amortization of deferred compensation                    95,688         8,000
    Changes in assets and liabilities
     Increase in accounts receivable                    (3,909,714)   (1,806,073)
     Increase in prepaid expenses and other current
      assets                                              (451,647)      (73,755)
     Increase in deferred tax asset                       (638,000)     (405,000)
     Increase in investments                           (17,802,718)            -
     Increase in deposits and other assets                 (18,917)      (76,672)
     (Decrease) in accounts payable and accrued
      expenses                                            (534,920)      (90,703)
     (Decrease) increase in income taxes payable            56,023        68,403
                                                      -------------   ----------
     Total adjustments                                 (21,011,511)     (999,902)
                                                      -------------   -----------
Net cash used in operating activities                  (19,741,573)     (135,699)
                                                      -------------   -----------
Cash flows from investing activities:
  Acquisition of OncoCare, net of cash acquired                  -       (19,955)
  Capital expenditures                                    (328,309)     (382,091)
                                                      -------------   -----------
Net cash used in investing activities                     (328,309)     (402,046)
                                                      -------------   -----------
Cash flows from financing activities:
 Issuance of common stock                               25,826,451         2,440
 Issuance of preferred stock                                     -     1,911,879
 Payment of dividends on preferred stock                  (560,346)            -
 Proceeds from bank loan                                         -       300,000
 Repayments of bank loan                                  (283,333)     (148,000)
 Payments of capital lease obligations                    (398,101)      (62,264)
 Issuance of loans to stockholders                               -       (33,085)
 Payments received on officer loans                          2,914             -
 Deferred Registration Costs                               746,462             -
                                                      ------------    ----------

Net cash provided by financing activities               25,334,047     1,970,970
                                                      ------------    ----------
Net increase in cash and cash equivalents                5,264,165     1,433,225
Cash and cash equivalents at beginning of period         1,512,695       615,317
                                                      ------------    ----------
Cash and cash equivalents at end of period              $6,776,860    $2,048,542
                                                      ============    ==========

See accompanying notes to condensed financial statements

                                  IMPATH INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                      Nine months ended September 30,1996
                                  (UNAUDITED)


                                                                              Nonredeemable
                                                                               Convertible
                                                       Common stock          preferred stock           Additional
                                                       ------------          ---------------             paid-in  Accumulated
                                                     Shares      Amount    Shares       Amount           capital    deficit
                                                     ------      ------    ------       ------         ---------  ----------
Balance at December  31, 1995                        455,007     $2,275   7,192,724   $6,565,285         11,447     (548,672)

Common shares issued upon
 initial public offering                           2,242,500     11,212                              25,726,054

Common shares issued upon
 exercise of stock options                            53,807        269                                  88,916

Conversion of preferred shares into common
 shares upon initial public offering               2,548,933     12,745  (7,192,724)  (6,565,285)     6,552,540

Accrual of preferred stock dividends                                                                    (82,346)

Amortization of deferred compensation

Repayments of loans to officers

Net income for the period ended
 September 30, 1996                                                                                                1,269,938
                                                  ----------    ------- -----------  -----------     ----------    ---------

Balance at September 30, 1996                      5,300,247     26,501           -            -     32,296,611      721,266
                                                  ==========    ======= ===========  ===========     ==========    =========


                                                                              Notes
                                                                            receivable       Deferred
                                                             Treasury          from           compen-
                                                               stock         officers         sation           Total
                                                             --------      -----------       ---------      -----------
Balance at December 31, 1995                                   (100)         (31,335)         (343,907)       5,654,993

Common shares issued upon                                                                                    25,737,266
 initial public offering

Common shares issued upon                                                                                        89,185
 exercise of stock options

Conversion of preferred shares into common
 shares upon initial public offering                                                                                  -

Accrual of preferred stock dividends                                                                            (82,346)

Amortization of deferred compensation                                                           95,688           95,688

Repayments of loans to officers                                                2,914                              2,914

Net income for the period ended
 September 30, 1996                                                                                           1,269,938
                                                            --------     -----------        ----------      -----------

Balance at September 30, 1996                                  (100)         (28,421)         (248,219)      32,767,638
                                                            ========     ===========        ==========      ===========

                                  IMPATH INC.
                    Notes to Condensed Financial Statements
                                  (unaudited)


NOTE 1 - GENERAL

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


NOTE 2 - PRO FORMA NET INCOME PER SHARE

Pro forma net income per share for the nine months ended September 30, 1996 and September 30, 1995 and for the three months ended September 30, 1995 is based on the weighted average number of shares of common stock outstanding after giving effect to the conversion (calculated using the as-converted method) of the convertible preferred stock that converted upon the completion of the Company's initial public offering in February 1996. Common equivalent shares from stock options and warrants are included in the computation using the treasury stock method to the extent their effect is dilutive. All stock options and warrants issued within a one year period prior to the initial public offering have been treated as outstanding for all reported periods.


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


NOTE 4 - INVESTMENTS

The Company invested approximately $20,000,000 of the net proceeds from its initial public offering in a portfolio of short term fixed income securities that are actively traded by an investment manager. In accordance with Statement of Financial Accounting Standards No. 115, the Company's investments are being recorded at fair value with gains and losses reported in the Statement of Operations. At September 30, 1996, approximately $2,600,000 of securities with original maturities of three months or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in current assets.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Three Months Ended September 30, 1996 Compared with Three Months
--------------------------------------------
Ended September 30, 1995
--------------

The Company's total revenues for the three months ended September 30, 1996 and 1995 were $5,370,000 and $3,817,000, respectively, representing an increase of $1,553,000, or 40.7%, in 1996. This growth was primarily attributable to a 25.8% increase in case volume resulting from increased sales and marketing activities. In addition, revenue realization per case increased due to product mix changes toward cases which carry higher reimbursement rates.

Salaries and related costs for the three months ended September 30, 1996 and 1995 were $2,252,000 and $1,783,000, respectively, representing an increase of $469,000, or 26.3%, in 1996. The 1996 figure was primarily due to an increase in personnel costs necessitated by increasing case volume. Salaries and related costs, as a percentage of total revenues decreased to 42.0% in 1996 from 46.8% in 1995.

Selling, general and administrative expenses for the three months ended September 30, 1996 and 1995 were $2,343,000 and $1,826,000, respectively, representing an increase of $517,000, or 28.4%, in 1996. The largest component of this increase was an increase in bad debt expense of approximately $213,000 associated with higher revenues, and a shift to more revenues requiring copayments. The Company also incurred higher supply costs due to its increased volume as well as higher travel related expenses associated with expanded sales
and marketing activities.   Selling, general and administrative expenses as a
percentage of total revenues decreased to 43.7% in 1996 from 47.9% in 1995.

Income from operations for the three months ended September 30, 1996 and 1995 was $775,000 and $208,000, respectively, representing an increase of $567,000, or 272.6%, in 1996. The 1996 figure reflects the effect on earnings of increasing revenue growth and a decrease in operating expenses as a percentage of revenue from 94.6% in the 1995 period to 85.6% in the 1996 period.

Interest income, net for the three months ended September 30, 1996 and 1995 was $277,000 and $11,000, respectively, representing an increase of $266,000 in 1996. The increase was the result of increased interest income generated from the proceeds of the Company's initial public offering of common stock in February 1996, partially offset by increased interest expense due to additional capital lease obligations.

The tax provision for the three months ended September 30, 1996 of approximately $450,000 reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 1996 to be approximately 43% which is in line with the provision. For 1995, the Company had recorded deferred tax assets to the extent of taxes that it expected to pay on estimated 1995 taxable earnings. Management believes that realization of such deferred assets was more likely than not. As such, it estimated its annual effective tax rate for 1995 to be zero.

As a result, net income for the three months ended September 30, 1996 and 1995 was $602,000 and $218,000, respectively, representing an increase of $384,000 or 176.2% in 1996. As a percentage of total revenues, net income increased to 11.3% in 1996 from 5.8% in 1995.

Nine Months Ended September 30, 1996 Compared with Nine Months
--------------------------------------------
Ended September 30, 1995
--------------

The Company's total revenues for the nine months ended September 30, 1996 and 1995 were $15,192,000 and $10,531,000, respectively, representing an increase of $4,661,000 or 44.3%, in 1996. This growth was primarily due to a 25.7% increase in case volume and an increase in revenue realization per case resulting from product mix changes toward cases with higher reimbursement rates.

Salaries and related costs for the nine months ended September 30, 1996 and 1995 were $6,765,000 and $4,932,000, respectively, representing an increase of $1,833,000 or 37.2%, in 1996. This increase was due to an increase in personnel costs associated with case volume growth. Salaries and related costs, as a percentage of total revenues decreased to 44.6% in 1996 from 46.9% in 1995.

Selling, general and administrative expenses for the nine months ended September 30, 1996 and 1995 were $6,844,000 and $4,770,000, respectively, representing an increase of $2,074,000 or 43.5% in 1996. This increase was due to an increase in bad debt expense of approximately $511,000 associated with higher revenues, as well as a shift to more revenues requiring copayments. The Company also incurred higher supply costs due to increasing case volume and higher travel related expenses associated with expanded sales and marketing activities. Selling, general and administrative expenses as a percentage of total revenues decreased to 45.1% in 1996 from 45.3% in 1995.

Income from operations for the nine months ended September 30, 1996 and 1995 was $1,582,000 and $829,000, respectively, representing an increase of $753,000 or 91%, in 1996. As a percentage of total revenues, income from operations increased to 10.5% in 1996 from 7.9% in 1995.

Interest income, net for the nine months ended September 30, 1996 and 1995 was $641,000 and $35,000, respectively, representing an increase of $606,000 in 1996. The increase was the result of increased interest income generated from the proceeds of the Company's initial public offering of common stock in February 1996, partially offset by increased interest expense due to additional capital lease obligations.

The tax provision for the nine months ended September 30, 1996 of approximately $954,000 reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 1996 to be approximately 43% which is in line with its provision. For 1995, the Company had recorded deferred tax assets to the extent of taxes that it expected to pay on estimated 1995 taxable earnings. Management believes that realization of such deferred assets was more likely than not. As such, it estimated its annual effective tax rate for 1995 to be zero.

As a result, net income for the nine months ended September 30, 1996 and 1995 was $1,270,000 and $864,000, respectively, representing an increase of $406,000 or 47%, in 1996. As a percentage of total revenues, net income increased to 8.4% in 1996 from 8.2% in 1995.

Liquidity and Capital Resources
-------------------------

The Company's cash and cash equivalent balances at September 30, 1996 and December 31, 1995 were $6,777,000 and $1,513,000, respectively, representing an increase of $5,264,000 in 1996. This increase was primarily attributable to approximately $26,000,000 of net proceeds from the initial public offering of the Company's common stock, which was consummated on February 26, 1996. In addition, the Company has invested approximately $17,803,000 of the net proceeds in marketable securities.

For the nine months ended September 30, 1996, the Company used net cash in operating activities of approximately $19,742,000. This utilization of net operating cash was the result of an increase in investments of approximately $17,803,000 and an increase in accounts receivable of approximately $3,910,000 due to rapid sales growth.

At September 30, 1996, the Company had working capital of approximately $30,813,000. The Company's capital expenditures through September 30, 1996 in connection with the establishment of its California facility were approximately $1,331,000, which were partially financed through capital equipment leases, a $300,000 secured term loan, and a $145,200 leasehold improvement allowance from the landlord. The Company prepaid the balance of the $300,000 secured term loan with the proceeds from the initial public offering.

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



     Date: November 14, 1996        IMPATH INC.
     -----------------------        -----------
                                    (Registrant)


     Date: November 14, 1996        By /s/ ANU D. SAAD
     -----------------------        ------------------
                                    Anu D. Saad, Ph.D.
                                    President and Chief
                                    Executive Officer


     Date: November 14, 1996        By /s/ JOHN P. GANDOLFO
     -----------------------        -----------------------
                                    John P. Gandolfo
                                    Executive Vice President,
                                    Chief Financial Officer
                                    and Principal Accounting
                                    Officer

                               INDEX TO EXHIBITS
                               -----------------

 Exhibit                                                     Page
 Number                     Description                     Number
 ------                     -----------                     ------

  11       Statement re Computation of Per Share Earnings
           for the Three Months and Nine Months Ended
           September 30, 1996 and 1995                          14

  27       Financial Data Schedule                              15