Form 10-K405
period 1996-12-31
IMPATH INC
filed 1997-03-31
CIK 1003114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended December 31, 1996

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _______ to _______

                         Commission file number 0-27750
                                                -------

                                 IMPATH INC.
       ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                13-3459685
-------------------------------                 --------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

          1010 Third Avenue
          New York, New York                         10021
 ----------------------------------------       --------------
 (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (212) 702-8300
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                Name of each exchange
     Title of each class         on which registered
     -------------------      ------------------------

                         None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.005 par value
                         -----------------------------
                                 Title of class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X       No ___
                                  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                             Page 1 of ____ pages.
                         Index to Exhibits at page __.

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

     Aggregate market value as of March 6, 1997 .............$100,988,838

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock, $.005 par value, as of March 6, 1997..........5,315,202

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

     1997 Proxy Statement -- Part III

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     IMPATH Inc. (the "Company" or "IMPATH") provides critical information focused exclusively on cancer. The Company provides the expertise to establish correct diagnosis, accurate prognosis, treatment determination and patient follow-up, all of which are essential for making medically optimal and cost-effective cancer management decisions. IMPATH believes it currently performs more specialized analyses to establish correct diagnosis of difficult cancer cases than any other institution in the world. The Company also believes it is the leader in providing the most comprehensive prognostic information essential to the management of breast cancer. IMPATH provided patient-specific prognostic information on over 15% of all such cases in the U.S. last year and over 25% of cases diagnosed in the New York metropolitan area, the Company's largest market. The Company believes that large clinical laboratory companies are in general not prepared to provide the type of intensive, highly technical, patient-specific service that it thinks the market requires. The few university-based medical centers that have the professional expertise and advanced technologies required to perform such analyses do not generally provide the same focus as the Company on service (48 hour turn-around for IMPATH compared with 14 days or more for academic centers) and on delivery of coordinated and integrated information.
The Company has capitalized on this competitive advantage to build one of the most significant knowledge bases related to the diagnosis, prognosis and treatment of cancer. In addition, the significant volume of cases the Company reviews is also enabling IMPATH to rapidly grow its diagnostic and prognostic database into one of the largest and most comprehensive cancer databases and tissue libraries in the world, with a specific emphasis on patient outcomes and optimal treatment protocols.

     The market for cancer diagnosis, prognosis and treatment is significant and growing. According to the American Cancer Society, the estimated number of cancer cases diagnosed annually in the United States (excluding certain skin cancers) increased from approximately 782,000 in 1980 to approximately 1,200,000 in 1995, an increase of 53%. This increase is attributable to a number of factors, including a growing and aging population. In addition, earlier diagnosis and better information have led to more effective treatment and increased the relative five-year survival rate of cancer patients from 39% in 1963 to 54% in 1990. As a result, over 8,000,000 Americans alive today have been diagnosed with cancer. The Company anticipates that these trends will continue and that the demand for information regarding cancer will continue to increase. The cost of treating cancer patients is also expected to escalate. The National Cancer Institute estimates that direct medical costs associated with cancer totaled approximately $35 billion in 1995, not including lost productivity and mortality costs.

     IMPATH's potential market includes all physicians involved in the diagnosis and treatment of cancer in the United States. This includes approximately 16,000 pathologists, 7,000 oncologists and 9,000 urologists, as well as other specialists for whom cancer is important, such as surgeons, gynecologists and radiologists. Historically, pathologists have been the focus of the Company's marketing efforts because they are responsible for providing the information from which all cancer management decisions flow.

     Currently, IMPATH's major customers are the pathology departments of small to medium sized community hospitals (100 to 500 beds). According to the American Hospital Association, there are approximately 3,200 hospitals of this size in the United States. Of these, approximately 2,650 are located in geographic areas targeted by IMPATH (i.e., states with high cancer incidence). The Company believes that direct medical costs associated with cancer will increase more rapidly than those associated with most other diseases as a result of the growth in the number of cancer patients and the high cost of new therapies. As a result, the delivery of cost-effective treatment will become increasingly important. The cornerstone of cost-effective cancer treatment is accurate diagnosis and prognostic assessment: this constitutes IMPATH's core business.

     The diagnosis, assessment and treatment of cancer is extremely complex and requires a multidisciplinary approach. Among the key specialties involved in cancer management are surgery (for diagnosis and treatment), oncology (for treatment and follow-up), radiology (for diagnosis and follow-up), radiation oncology (for treatment) as well as a number of subspecialties for which cancer is an important disease, such as urology and gynecology. However, absolutely central to all of the specialties and the decisions made by them is the accurate diagnosis and prognostic assessment of the cancer. This information (which is necessary for any treatment decision) is provided by the pathologist.

     Through the development and use of sophisticated technologies, IMPATH provides patient-specific diagnostic and prognostic information to pathologists, urologists and oncologists specializing in the disease of cancer. IMPATH believes that the use of its services is critical in both the optimization of patient care as well as the cost-effective delivery of that care. Historically, the treatment of cancer has frequently used an approach based upon how a particular drug or therapy worked on the population as a whole; if one therapy (i.e., a particular chemotherapy, radiation therapy or other treatment) proved ineffective then another was tried until a successful therapy was found or all possibilities were exhausted. IMPATH provides care givers with the necessary information, based upon a given individual's specific cancer, to diagnose correctly a difficult tumor and very often know whether a therapy is the optimal one before it is tried, thus targeting only those therapies appropriate to an individual's specific cancer and avoiding the trauma, risk and cost of unnecessary treatment. In a significant number of instances, IMPATH's analysis of particularly difficult cases has helped doctors avoid misdiagnosis. The Company believes that significant cost savings can be achieved through the relatively inexpensive but highly valuable services provided by IMPATH. Furthermore, as an increased understanding of the molecular basis of cancer leads to the development of new evaluation methods and therapeutic tools, the information provided by IMPATH is expected to become increasingly significant in optimizing the management of all phases of cancer, including cancer predisposition, diagnosis, prognostic and therapeutic assessment and treatment follow-up.

     Certain terms relating to the Company's business which are used in this Annual Report on Form 10-K are explained in the Glossary included at the end of this Item 1.

CANCER INFORMATION MARKET

     Oncology analysis currently represents a small but important portion of the overall clinical testing market and has significant growth opportunities. The emphasis on cost-containment within the health care industry has placed a heavy burden on the hospital laboratory. Hospitals are demanding more cost-effective operations, while providing services that satisfy the medical staff, encourage patient admissions, discourage patient transfers and generate maximum revenue. Thus the target hospitals are often faced with the following choices: operating a small scale, under-utilized and costly immuno- and molecular pathology laboratory in-house; referring these tests to a major medical center, resulting in long turnaround service times and the possibility of losing the patient entirely to that center; or referring the case to an outside, independent laboratory, substantially all of which provide a limited number of mostly automated tests with little or no analysis of test results. IMPATH provides a valuable, cost-effective and expeditious alternative for these hospitals by providing a single source for a broad range of sophisticated, labor-intensive diagnostic and prognostic analyses for cancer patients.

     The continuing trend towards the organization of health care providers into managed care networks that emphasize cost containment is the major focus of medical delivery. IMPATH believes that, as a result of this trend, there will be a major effort to outsource sophisticated cancer analysis in order to optimize patient care and control costs. IMPATH is positioned to take advantage of this trend by providing diagnostic and prognostic information that is the basis for optimal and less costly therapy choices. In many cases, unnecessary treatment can be avoided.

     In the past decade, the oncology analysis industry has experienced many new products and services resulting from the increased understanding of cancer and its cellular and molecular biology. As new therapies emerge, management believes the demand for services that provide information regarding specific diagnosis, prognosis and therapeutic assessment for individual cancers will increase substantially. In fact, the effort to identify new cancer therapies represents an enormous multinational effort which is yielding, and is likely to continue to yield, a great many new therapeutic options. IMPATH believes that it is in an ideal position to take advantage of this growing and evolving market; its services are synergistic with the development of new therapies because these therapies will often require specific information about individual cancers to achieve optimal effect. As such therapies become available to the public, they can only be applied and evaluated using the types of information provided by IMPATH. Thus, IMPATH believes it is well positioned to take advantage of the advances in cancer therapy into the future.

COMPANY STRATEGY

     The Company's objective is to be the leading cancer information company and to become the comprehensive resource for integrating all aspects of the management of cancer information. The Company believes that its position as a leader in providing valuable information on cancer, its demonstrated expertise in the application of sophisticated technologies for better and more cost-effective treatment of cancer, its large case flow and diagnostic and prognostic database and the distinguished reputation of its scientific staff give the Company significant competitive advantages. The Company is pursuing the following strategies to achieve its objective:

     Focus on Cancer. IMPATH believes that a significant opportunity exists for a company focused on combining sophisticated technologies with an expanding knowledge base to provide information critical to the optimal evaluation and treatment of cancer. IMPATH is providing advanced information for virtually all forms of cancer, and has developed a special expertise in breast cancer.

     Incorporate Evolving Technologies into Cancer Management. The Company intends to continue to identify and incorporate new technologies that provide better information about cancer. IMPATH's medical staff and scientific consultants are leaders in the development and validation of technologies that are, and will be, important in the evaluation of various cancers. The Company seeks to consolidate its leadership in cancer information and management by matching the changing therapeutic choices of the medical community with the latest diagnostic tools of the research community. IMPATH has a well developed relationship with the biotechnology industry which has resulted from its extensive and continuing work to evaluate new technologies as they are being developed. Although this area of business represents a very small portion of the Company's revenues, it allows IMPATH to expand continuously its expertise in emerging technologies.

     Expand and Enhance Database. IMPATH has one of the most significant knowledge bases related to the diagnosis, prognosis and treatment of cancer. In addition, the significant volume of cases the Company reviews is also enabling IMPATH to rapidly grow its diagnostic and prognostic database into one of the largest and most comprehensive cancer databases and tissue libraries in the world, with a specific emphasis on patient outcomes and optimal treatment protocols. IMPATH expects to continue to link the data obtained from diagnostic and prognostic analyses with therapy choice and patient outcomes. The management of cancer information at all stages from predisposition to monitoring of disease following therapy is expected to position the Company to develop data regarding the medical value and cost-effectiveness of various diagnostic and prognostic analyses, as well as the efficacy of currently used and newly developed therapeutic regimens. Management believes that this constantly expanding and evolving database will result in the development of optimal protocols and will have a significant impact on the management of cancer.

     Establish Strategic Partnerships and Joint Ventures. The Company believes that the most comprehensive and therefore the most valuable database will be established through the coordinated efforts of groups that are key components in the cancer care network. During 1997, the Company plans to continue to pursue strategic partnerships and joint ventures with oncology networks, hospital groups, managed care companies and pharmaceutical companies. Oncology networks, hospital groups and managed care companies can provide the Company access to additional comprehensive patient data for inclusion in IMPATH's database. A potential area of great synergy is between IMPATH and groups developing new cancer therapies, including biotech companies, pharmaceutical companies and research centers. As therapies evolve to take advantage of new advances in the cellular and molecular basis of cancer, a more detailed knowledge of an individual's cancer will be essential in order to select those individuals that will benefit most from particular approaches. IMPATH is well positioned with these groups to become an integral part of the therapy development process. For example, IMPATH's prognostic expertise can identify patient groups that are most likely to respond to a new cancer treatment so that clinical trials of the treatment's efficacy can be targeted to these patient groups. Also, IMPATH can assist physicians in determining whether a new cancer treatment would be effective for a specific patient's cancer. This will have the added advantage of demonstrating the importance of the services provided by IMPATH.

     In 1996, the Company entered into two such strategic partnerships. Dr. Clive R. Taylor, Professor of Pathology and Chairman of the Pathology Department at the University of Southern California, became affiliated with the Company. The Company purchased certain assets of Dr. Taylor's cancer testing facility and appointed Dr. Taylor to the Company's medical advisory committee. IMPATH also entered into a joint venture, IMPATH Registry L.L.C., with Medical Registry Services, Inc., a leading developer of cancer registry software, to develop a new software product which will incorporate evolving technologies on a real time basis and enable oncologists and pathologists to select optimal patient specific treatment pathways.

     Develop Managed Care Relationships. The organization of health care providers into managed care networks represents an important business opportunity for the Company because, in many cases, unnecessary treatment can be avoided and significant cost savings can be achieved through the relatively inexpensive services provided by IMPATH. A typical IMPATH case analysis costs approximately $400 and provides the physician with the information to potentially avoid ineffective courses of therapy costing many thousands of dollars. The Company has targeted the managed care market by establishing managed care provider contracts with organizations that are active within current IMPATH accounts. The Company also intends to expand its presence in managed care by aggressively marketing the cost effectiveness and patient benefits of IMPATH's services, highlighting the savings that would result from the information provided by the Company and assisting managed care companies in developing cancer treatment protocols.

     In order to achieve its goal, the Company has established a managed care group within its sales organization including the Vice President of Sales and the Director of Corporate Marketing. Management believes that the combined efforts of the existing sales force and the managed care group will allow the Company to expand significantly its presence in managed care.

     Geographic Expansion. In December 1995, IMPATH established a facility in Southern California, thereby expanding the Company's national presence. California currently represents IMPATH's second largest market (after the New York metropolitan area) and has the highest concentration of patients enrolled in managed care. The California facility provides the Company with additional operating capacity. Furthermore, the California facility broadens the Company's technical capabilities by providing an added focus on molecular analysis and cytogenetics. The Company incurred $785,000 in operating expenses during 1995 and $355,000 in operating expenses during the first quarter of 1996 in connection with this facility, reducing earnings for such periods. During the second quarter of 1996, this facility began to generate sufficient incremental volume and revenues to cover the facility's operating expenses. In January 1997, IMPATH-HDC, Inc., a wholly owned subsidiary of the Company, acquired a cancer testing facility based in Phoenix, Arizona specializing in the cytogenetic analysis of cancer from Oncogenetics, Inc. The Arizona facility has provided the Company with the technical resources required to expand its existing molecular and cytogenetics product line. The Company expects the facility to generate sufficient revenues by the second quarter of 1997 to cover its operating expenses. In general, geographic expansion involves expansion of the Company's sales force, with focus on regions where the number of cancer cases and the market potential warrant the presence of full-time sales representatives.

     IMPATH believes that foreign markets in cancer information represent a significant opportunity for the Company. IMPATH intends to pursue this opportunity by partnering with foreign oncology networks or hospital groups. These efforts will focus primarily on Europe, Southeast Asia, Japan, Canada and Australia, as these regions represent areas where sophisticated treatment technologies currently exist and therefore the demand for IMPATH's services will be greatest. These areas also represent regions with the economic ability to provide for the advanced types of cancer management that can best utilize the Company's services.

     Acquisitions. The Company intends to pursue selective acquisitions of companies that will enhance its cancer management information base. These acquisitions may be in three different areas: companies that have expertise that is complementary to, and synergistic with, the Company's current technologies; companies that are establishing tumor registries in hospitals; and companies that have expertise in the evaluation of medical data and cost analysis.

     In 1996, the Company purchased certain assets of Cytoprobe, a Southern California based cancer testing facility owned by Dr. Clive R. Taylor, professor of Pathology and Chairman of the Pathology Department at the University of Southern California. The Company also purchased certain assets of Oncogenetics, Inc., a leader in the cytogenetic analysis of cancer. In January 1997, IMPATH-HDC, Inc., a wholly owned subsidiary of the Company, acquired a cancer testing facility from Oncogenetics, Inc., which expanded IMPATH's business into new growth areas in oncology, such as molecular and cytogenetics testing for cancer. The Company also recently purchased certain assets of Immmunodiagnostic Laboratories, Inc., which operates an oncology division specializing in sophisticated cancer analytical assays, in order to provide diagnostic and prognostic information to pathologists, oncologists and others specializing in cancer.

COMPANY DIAGNOSTIC AND PROGNOSTIC SERVICES

     IMPATH provides individualized diagnostic and prognostic information to pathologists, oncologists and others specializing in the disease of cancer through the use of sophisticated technologies. At present, approximately 60% of the Company's revenues are derived from the provision of prognostic analyses and 40% are derived from the provision of diagnostic analyses.

     Recent advances in immunology, biochemistry and molecular biology have created new tools with tremendous potential in the management of cancer patients. IMPATH specializes in cancer tests that require a sophisticated level of medical knowledge and technical expertise that is beyond the capability of pathology laboratories in the average community hospital. In fact, the expertise required to develop and maintain a high quality immuno- and molecular pathology laboratory is found in a relatively small group of individuals, almost all of whom are located at academic institutions and major medical centers. The average community hospital pathologist does not see a substantial volume or range of cases and, therefore, very rarely has the experience in choosing the correct tests and in evaluating the data, or the technical support for achieving high quality results. IMPATH addresses these issues by virtue of extensive experience in developing and carrying out these tests and by the background and expertise of its medical staff. IMPATH currently receives an average of over 295 cases a day. Because IMPATH sees a great many of these cases each day, its professionals have been able to expand on their considerable experience, and have been able to develop individual areas of expertise. In contrast, a community hospital pathology department may only see a few cases a day requiring advanced analysis; on an individual basis, a pathologist may see particular types of cases very rarely. Furthermore, the technical staff in a community hospital will only occasionally perform the actual tests; the technicians will not have full time responsibility for the assays, and will most likely work with prefabricated kits. When assays do not work or are suboptimal, the technical and professional personnel may not have the experience to recognize this. IMPATH's in-house staff and consultants include internationally known experts in immuno- and molecular pathology and highly experienced technologists.

     Some of the diagnostic and prognostic analyses provided by the Company are described below:

     Pathology/Oncology Core Diagnostic Analyses. IMPATH's core diagnostic analyses provide information regarding tumors that are difficult to diagnose using conventional pathology procedures. Certain biopsy specimens cannot be easily classified as a specific tumor type since many tumors are morphologically very similar. This limitation is amplified when the specimen is small. Furthermore, morphological examination alone is often insufficient to establish the origin of a metastasized tumor. IMPATH's analyses are able to provide information leading to a specific diagnosis in the vast majority of these cases.

     Pathology/Oncology Prognostic Analyses. IMPATH's prognostic tests provide information to pathologists and oncologists regarding the aggressiveness of the tumor. Although the tests described below are currently most commonly used for breast cancer, they can also be applied to prostate, bladder and colon cancer. These tests include hormone receptors, cell proliferation and/or DNA ploidy analysis, tumor suppressor gene products, oncogene expression and examination of micrometastases in the lymph nodes and bone marrow.

     --Hormone Receptors. The presence of estrogen and progesterone receptors in breast cancer identifies women who are more likely to respond to a commonly used therapy, i.e., hormonal manipulation of the tumor. This important test is now required by the American College of Surgeons. The hormonal receptor status, as examined by immunohistochemistry (IHC), has been shown to be better correlated with clinical outcome than standard biochemical assays. Furthermore, smaller tumor specimens, including fine needle aspirates (FNAs), which are less invasive, less painful and less costly, can only be effectively examined by IHC.

     --Cell Proliferation and/or DNA Ploidy Analysis. Proliferative rate and ploidy have been well documented as important prognostic indicators in many cancers, including breast cancer. The ploidy compares the DNA content of a tumor cell with that of a normal (diploid) cell. The proliferative rate measures the percentage of cells that are actively dividing. High proliferative rates and abnormal DNA content have been strongly correlated with faster progression and earlier recurrences. Using image analysis and flow cytometry, the DNA of the tumor can be examined by IMPATH on tissue specimens, FNAs and other cytological specimens. IHC can also be used visually to evaluate cell proliferation.

     --Lymph Node Micrometastases. The single most reliable prognostic indicator in breast and most other cancers is regional lymph node status. For breast cancer, numerous studies have shown that survival rates are significantly lower when metastases are found in the axillary lymph nodes after surgery. However, according to the American Cancer Society, 25% to 30% of breast cancer patients for whom routine pathological analysis indicates no lymph node involvement will eventually experience a recurrence of their cancer. The basis for breast cancer recurrences is the presence of undetected spread of tumor. Technology developed by IMPATH's founders allows for the detection of microscopic spread of cancer prior to detection by any other method. Studies conducted by IMPATH's founders as well as others, have shown that as many as 25% of women with breast cancer initially thought to be localized to the breast using traditional, standard methods have microscopic deposits of tumors in their regional lymph nodes (lymph node micrometastases) not detectable by any other method. There is evidence that the presence of occult micrometastases identifies a group of patients with axillary node negative breast cancer who are at a significantly increased risk for developing distant metastases. The use of IHC significantly increases the ability to detect tumor cells and allows for the accurate evaluation of occult metastases, i.e., small numbers of tumor cells previously undetected by conventional hematoxylin and eosin (H&E) analysis in lymph nodes. The detection of lymph node micrometastases identifies patients who will most benefit from aggressive adjuvant chemotherapy. Furthermore, identifying those patients who do not have lymph node (or bone marrow) micrometastases may indicate the patients who will not require such therapy, and who thus can be spared the pain, side effects and substantial costs of chemotherapy.

     --Bone Marrow Micrometastases. IMPATH believes that it is one of the very few companies currently offering tests for the detection of micrometastases in lymph nodes and bone marrow. The presence of bone marrow micrometastases in patients with cancer, particularly breast, lung, colon and prostate cancers, appears to be a clinically important variable that is predictive of early recurrence and may be useful in identifying patients who are most likely to benefit from more aggressive therapy. Furthermore, in patients undergoing high-dose chemotherapy followed by autologous stem cell transplants, accurate assessment of tumor cells in bone marrow harvests may be important for accurately evaluating the response to therapy and in order to avoid reinfusing the patient with cancerous cells. Examining the bone marrow tumor burden in these patients following high dose chemotherapy may also be useful in tracking the effectiveness of the treatment regimens. Evolving data strongly suggest that IHC can be used to detect as few as two to five tumor cells in a population of 1,000,000 normal bone marrow cells. This technique is significantly superior to standard cytology in reliably evaluating the presence of tumor cells in bone marrow.

     IMPATH's diagnostic and prognostic analyses are performed using four principal technologies: immunohistochemistry, flow cytometry and image analysis, molecular pathology and cytogenetics.

     Immunohistochemistry. IHC is a technique in which an antibody (often a monoclonal antibody) is used to seek out and identify antigens characteristic of specific diseases in cells. A skilled pathologist can then microscopically examine the stained cells, and draw conclusions about the disease state, aggressiveness and its metastatic potential, and the likely outcome of therapy.

     An example of the changes brought about by IHC is the analysis of steroid hormone receptors in breast cancer. Analysis of steroid hormone receptors is the most important test of breast cancer; it provides prognostic information and also serves specifically to direct treatment by predicting the type of therapy to which the tumor will respond. The analysis of hormone receptor status in breast cancer has been traditionally performed using a biochemical assay. In this assay, a piece of tissue is frozen, ground up and mixed with radioactively labeled hormones; the degree of radioactive uptake by the tissue is then assessed. This assay has several problems: tissue must be rapidly frozen, it is not possible to determine if the ground-up tissue actually contained cancer, and there is no good possibility of storing the samples for future analysis.
Despite such shortcomings, this is the test that virtually all facilities currently use. IHC has now been shown to be superior to standard biochemical assays for the determination of hormone receptor content in breast cancer. IHC tests are more rapid, can be used on smaller tissue samples and have less stringent requirements for specimen storage and transport. Furthermore, the results of IHC tests have now been shown more accurately to determine outcome. It should be noted that there are approximately 180,000 breast cancers diagnosed annually; only a fraction are currently tested by IHC. However, because tumors are being diagnosed earlier, i.e., from smaller specimens, and because IHC is a superior technology, the Company expects that there will be a gradual but significant conversion to breast cancer receptor analysis being performed by IHC. The IHC test is more technically and professionally demanding, requiring greater experience and professional interpretation. This is the method used by IMPATH to determine hormone receptor content. Pathologists are not required to change the way they process tissue specimens in order to take advantage of IMPATH's IHC analyses. Furthermore, tissue analyzed using IHC can be stored for future use.

     Flow Cytometry and Image Analysis. Various components of tumor cells can be quantified by one of two methods: image analysis and flow cytometry. In image analysis, a pathologist selects the area to be examined. Then a computerized image analyzer measures the component based on staining intensity. Flow cytometry is an alternative technique which requires a large number of cells to be examined. The tumor specimen is disaggregated into single cells, stained with the appropriate marker(s), passed through a funnel-like device and analyzed by an optical reader.

     Molecular Pathology. The next generation of diagnostic and prognostic testing is generally expected to be based on molecular biology. The premise in this application is that a disease or condition may be associated with the presence of an abnormality in DNA or RNA. A specimen may be tested for a particular disease or condition by finding and marking this abnormality.

     Currently, molecular pathology is primarily used at major academic centers. In situ-hybridization (ISH), which IMPATH employs on a limited basis, represents one of the first commercial applications of the technology. In terms of technique, ISH is similar to IHC except that a DNA probe is used rather than a monoclonal antibody. This technology has proved extremely useful in the sensitive diagnosis of infectious disease. Another technique of molecular pathology is the amplification of specific DNA sequences by polymerase chain reaction (PCR). PCR is the most sensitive method for detecting alterations in DNA. Another extremely useful way of examining chromosomes is through the examination of their architecture, using cytogenetics.

     Cytogenetics Analysis. Cytogenetics analysis is a test that is performed to evaluate the genetic changes that occur at the chromosome level. Identification of chromosome changes has become extremely useful in the diagnosis and prognostic assessment of lymphomas, leukemias, soft tissue cancers (sarcomas) and pediatric cancers. IMPATH expects this technology will become useful in carcinomas (such as colon, lung and prostate cancer) in the near future. The analysis involves utilization of fresh cells obtained from blood, bone marrow or tissue specimens which have been cultured to enhance cell growth and division. The cells are then harvested and prepared in such a manner that the chromosomes can be seen through a microscope. Each chromosome has a distinct and unique pattern which can be analyzed. Any alteration of this pattern or abnormality of a chromosome or chromosomes can be detected by a trained cytogenetics technologist. This technique helps provide a diagnosis and in many cases a prognosis. Therefore, cytogenetics can become invaluable in the clinical management of a patient.

     All of these molecular pathology and cytogenetics techniques are being used at IMPATH, consistent with IMPATH's strategy of facilitating the transfer of new technologies from the academic environment to the commercial marketplace. IMPATH's strategy is to integrate all of these technologies in order to provide comprehensive cancer information. Currently, even when these technologies exist at academic medical centers, they exist in different departments; and management believes that there is no real integration of information, except what the clinician and pathologist are able to piece together. IMPATH believes it is in a unique position to provide all of these advanced technologies in the integrated way that will be necessary to address the overall management of cancer.

FOCUS ON CANCER MANAGEMENT

     IMPATH's core business has been focused on the central role of pathology in cancer management and IMPATH believes it is the only company with this focus. IMPATH's strategy is to concentrate on the use of evolving technologies to address virtually all of the shortcomings of traditional cancer assessment. The Company believes that this role will be critical to the efficient coordination and optimal implementation of the integrated management of cancer. As it implements this strategy, IMPATH's business will affect all phases and specialties of cancer as described below:

     Predisposition. In the large majority of cancers, genetic defects occur in the course of an individual's life that may lead to the development of cancer. However, in some cases an individual has an inherited predisposition for developing certain types of cancer. It is possible that the genes responsible for this inheritance pattern may be identified prior to the overt manifestation of that cancer. It is believed that as many as 5% of certain types of cancers are based at least in part on this inheritable predisposition. IMPATH currently possesses the technology capable of detecting the genetic defects associated with predisposition to certain cancers. While very few of these genes have been identified to date (for example, genes responsible for the inherited form of colon cancer, breast cancer, ovarian cancer and retinoblastoma), this is a very active area of research at academic medical centers. As these genes are identified, IMPATH will be in the position to screen for these types of inheritable cancers.

     Diagnosis. Although most tumors can be characterized based on visual examination by the pathologist, as many as 15% (180,000 per year in the U.S. alone) of all cancers defy specific classification by this method. This may result in treatment decisions that are approximated, incorrect or ineffective leading to unnecessary repeated treatment, complications and increased cost. Traditionally, this information has been based on a purely morphological assessment of the origin of the cancer and the extent of spread, i.e., what does the tumor look like under the microscope (for example, does it look like breast cancer?) and can the pathologist see it in various metastatic sites (such as, regional lymph nodes and bone marrow). While this type of morphological assessment is well accepted, it has important and critical limitations. For example, as described above, up to 15% of all cancers defy traditional morphological assessment. More importantly, morphological assessment is able to provide very little information about the biological aggressiveness of an individual cancer and can provide virtually no meaningful information regarding the specific type of treatment to which the individual will respond.

     IMPATH has shown that in a majority of these cases the use of advanced technologies and the medical expertise provided by IMPATH leads to the accurate diagnosis, thus ensuring optimization of therapy, greater predictability of outcome, increased survival and decreased overall costs. Furthermore, this eliminates the need for other costly and nonspecific detection procedures (i.e., MRI, CT scans), decreases the length of hospital stays, and leads to the most effective treatment program.

     Prognosis. The increase in knowledge of tumor biology and the development of new technologies have made it increasingly important to determine the aggressiveness of an individual cancer in order more rationally to treat that cancer. For example, one breast cancer may have a "low" biological aggressiveness, and may therefore have a very low propensity to recur, while another breast cancer (which looks identical under the microscope) may be very aggressive. These tumors should be treated very differently, but may not be if these differences are not identified. IMPATH provides the prognostic expertise to differentiate such difficult cases, providing the oncologist with the critical information necessary to treat appropriately patients with maximum effectiveness as well as minimal pain and cost.

     Treatment Determination. In an increasing number of cancer cases, IMPATH also provides information that can help to predict the specific types of therapy to which a tumor will, or will not, respond. For example, in the case of breast cancer, IMPATH's expertise allows for the determination of whether or not the patient is likely to respond to specific types of hormonal treatment and chemotherapy before they are tried. This type of information is becoming increasingly available for other types of tumors as well. The Company believes that these technologies will become essential for optimal cancer management.

     Treatment Follow-up. Once a cancer has been diagnosed, assessed and treated, the patient must undergo many years of follow-up care. This care not only provides for the treatment of therapeutic complications (often resulting from inappropriate therapy due to inaccurate diagnosis and insufficient assessment) but is designed to determine, at the earliest possible time, if a patient has suffered a recurrence. IMPATH's expertise is capable of providing highly sensitive patient monitoring in an increasing number of cancers. For example, the Company is able to establish whether or not certain types of lymphomas have recurred prior to their detection by any other method, including serum testing. The identification of tumor recurrence at the earliest possible time increases the likelihood of a beneficial therapeutic response. From a strategic perspective, cancer treatment follow-up requires multiple patient contacts and repeat analysis, which will be increasingly beneficial to the Company's revenue stream.

     Breast Cancer Management--A Model

     IMPATH believes that it is the leader in providing the most comprehensive prognostic information essential to the management of breast cancer. The Company provided patient-specific prognostic information on 15% of all such cases in the U.S. last year and over 25% of cases diagnosed in the New York metropolitan area, the Company's largest market. The Company's special expertise in breast cancer has not only allowed it to play a significant role in optimizing patient specific breast cancer treatment nationwide but has also allowed it to be well positioned to develop the most comprehensive outcomes-focused database in breast cancer.

     Breast cancer is the most common cancer in women in the United States. Annually, more than 180,000 cases are diagnosed and over 46,000 women die of this disease. While the incidence of breast cancer has been increasing, the number of deaths resulting from this disease has been slowly but steadily decreasing; this is despite the fact that there have been few advancements in treatment options. It is now widely recognized that earlier detection (by mammography and self examination) has played a significant role in decreased mortality. However, a significant advancement in the management of breast cancer has been the development of technologies that provide patient specific information that allows oncologists to optimize treatment for each individual woman's cancer.

     Although breast cancer management is more advanced than that of any other cancer, there are still significant issues that remain unanswered. It has been shown that as many as 25% to 30% of the women who are diagnosed with localized disease (confined to the breast) actually have tumors that have already metastasized. Traditional methods of breast cancer analysis cannot identify who these individuals are. Confronted with this possibility, oncologists are faced with the dilemma of having to treat everybody with chemotherapy, whether or not they will benefit from such therapy.

     Research focused on determining the biological aggressiveness of breast cancer (prognostic analysis) has been and continues to be extremely active and has led to major discoveries. These discoveries have fundamentally impacted on the way that breast cancer must be assessed. For example, the Her-2/neu oncogene identifies tumors that are more biologically aggressive and therefore require more intensive treatment. The Her-2/neu oncogene may also identify breast cancers that are resistant to certain types of chemotherapy.

     The basis of breast cancer recurrence is the presence of undetected spread of tumor. Technology developed by IMPATH's founders allows for the detection of microscopic spread of tumor prior to detection by any other method. Studies conducted by IMPATH's founders and others have shown that as many as 25% of women with breast cancer initially thought to be localized to the breast have microscopic deposits of tumor in their regional lymph nodes (lymph node micrometastases) not detectable by any other method. These women have twice the risk of developing overt breast cancer metastases. In addition, about 30% of women with breast cancer who have no evidence of spread to the body (systemic metastasis) have microscopic deposits of tumor in their bone marrow (bone marrow micrometastases); these women have recurrences at much higher rates. The detection of lymph node and bone marrow micrometastases identifies women at greatly increased risk for breast cancer recurrence; these are the individuals who may benefit from aggressive adjuvant chemotherapy. The detection of micrometastases allows for a substantially modified treatment in these individuals. It also allows for the identification of patients who do not need such therapy, and who do not need to suffer the pain and side effects of chemotherapy. These and other discoveries regarding the aggressiveness of cancer have greatly affected the management of this disease.

     It is now possible to identify the specific type of treatment to which the breast cancer might respond. The model for treatment selection is the evaluation of a breast cancer's response to hormonal manipulation through the identification of specific hormone receptors (i.e., estrogen and progesterone). IMPATH is the leader in the tissue based analysis of estrogen and progesterone receptors. IMPATH provides oncologists with the ability to identify the response of an individual's breast cancer to a specific form of therapy before therapy commences, reducing the trial and error historically prevalent in cancer treatment.

     The identification of these prognostic and treatment determinants is essential to improved patient specific management of breast cancer. Among the important results of these advances is the ability to identify patients who have more aggressive cancers and who therefore require more intensive therapy. Just as important, these advances allow for the identification of women who have less aggressive cancers that do not require additional treatment, thus sparing these women from the harmful short- and long-term consequences of treatments designed for aggressive cancers and resulting in a significant decrease in pain, risk and total treatment cost. This is increasingly true for other cancers as well.

     Management of Other Cancers

     The integration of prognostic information into the management of cancer is happening for other cancers as well. As medical research progresses and as increasing numbers of treatment options evolve, IMPATH believes that its expertise will play an ever increasing role in the decision making processes for all cancers.

     For example, prostate cancer, like breast cancer, is a disease that is responsive to hormonal manipulation. As in the case of estrogen receptors in breast cancer, the presence of androgen receptors in prostate cancer can now be evaluated. IMPATH believes that this information will become increasingly important in the treatment and management of prostate cancer. The growth rate of the tumor is also clearly critical, e.g., a 50 year old man with a rapidly growing disease must be treated differently than a 90 year old man with a very slow growing prostate cancer. IMPATH provides this information for prostate and other cancers, including breast, colon and bladder cancers.

     The determination of patient-specific characteristics in optimizing therapy is becoming essential as more outcomes-related biological determinants are defined. Important examples of this are mutations in tumor suppressor genes (such as p53 and Rb) and oncogenes (such as Her-2/neu). The presence of these mutations in a patient with specific types of tumors (e.g., bladder, breast or colon) identifies the biological aggressiveness of that individual's tumor. Other characteristics help to establish the responsiveness to therapy, e.g., if a patient's cancer has the multi drug resistance (MDR) receptor, his/her tumor will be unresponsive to many forms of therapy including taxol.

     Furthermore, the most significant problem in treating cancer is the accurate, early assessment of disease dissemination, i.e., metastases. IMPATH has a special expertise in identifying the presence of lymph node and bone marrow micrometastases at times earlier than that detected by any other method. This analysis is now useful in correct staging of prostate, colon or lung cancers and increasingly in other types of cancers.

     Information that establishes the biological aggressiveness of an individual's tumor and predicts response to therapy for that particular patient is crucial to optimizing outcome for that patient. IMPATH's expertise and growing importance in this area, as well as IMPATH's access to increasing numbers of patient specimens, will allow it to continue to expand its comprehensive database for predicting outcomes in various types of cancer. This database will be increasingly valuable in the medically optimal and cost-effective management of the cancer patient.

     Integration of Cancer Management Information

     The consolidation of oncology practices into comprehensive coordinated cancer treatment groups and the increasing presence of other types of managed care organizations in the oncology marketplace are based on the ability of these groups to provide high quality and cost-effective cancer care. IMPATH believes that it can provide these groups with information that is critical for optimizing cancer management. This information will become even more important to these groups as a result of IMPATH's outcomes-oriented database, which will provide for optimal utilization of resources in a cost-effective manner.

     IMPATH believes that the use of its services will have two fundamental impacts on cancer management: (1) optimization of patient specific care, and (2) the cost-effective delivery of that care. As a result, IMPATH expects to become an increasingly significant factor in helping to establish both the perception, as well as the reality, of quality for these cancer management groups. IMPATH believes it is well positioned as a vital and central component in the integrated management of cancer.

     In addition to providing important information regarding cancer diagnosis, prognosis, treatment determinants and patient follow-up, IMPATH also expects to be a major resource in providing information regarding cancer predisposition. As a result, IMPATH's expertise can direct and optimize all of the complex and multidisciplined decisions that must be made in the comprehensive management of a patient with cancer.

SALES AND MARKETING

     Sales Force. As of December 31, 1996, the Company's sales force consisted of 26 employees, including a Vice President of Sales, a Director of Sales, 3 full time Regional Managers and 21 sales representatives. The IMPATH sales force consists of highly trained individuals with extensive scientific backgrounds and successful sales records with health care companies. IMPATH believes that the technical and clinical knowledge of its sales force distinguishes it from other companies.

     Marketing Support. IMPATH supports its sales force with extensive customer service and marketing programs. Due to the technical and scientific complexity of IMPATH's business, the Company has established a strong interactive relationship with its clients. This relationship serves to increase the reliance of the client on IMPATH and is a significant tool for encouraging business growth within the current customer base. The marketing process, therefore, emphasizes educating physicians regarding the development of new technologies and the value of the information provided by IMPATH.

EMPLOYEES

     As of December 31, 1996, the Company had 159 full-time and 11 permanent part-time employees, of which 30 were management, administrative and clerical personnel, 31 were engaged primarily in marketing and sales activities and 109 were engaged in laboratory and related operations. None of the Company's employees is covered by collective bargaining agreements. The Company believes its employee relations are good.

OPERATIONS

     The Company's operations emphasize (i) customer service, including comprehensive detailed reports, and (ii) quality assurance procedures.

     Customer Service; Reports

     The Company emphasizes customer service, including the provision of a comprehensive detailed report to the referring physician after each analysis is completed. In general, the Company returns its completed analysis and report to the referring physician or clinician within 48 hours of receipt of the tissue specimen, compared with 14 days or more for academic institutions. The Company also employs several customer service representatives, who are responsible for inquiries made by referring physicians and provide support for the Company's sales staff.

     The Company's reports summarize the qualitative and quantitative result of each analysis, with each result being categorized as favorable, borderline or unfavorable. Supporting data for any DNA analyses are provided in a histogram. When appropriate, the report will include a brief interpretation by the Company's medical staff. On the back of each report, IMPATH provides information regarding the analyses performed and the basis for the medical staff's interpretation, including a description of each analysis, the range of results and selected references to the analyses in medical publications. These references serve to educate pathologists and clinicians, many of whom may not be familiar with the analyses performed by IMPATH, as well as to provide authoritative support for the accuracy and validity of such analyses. IMPATH's management believes that the Company's report format is superior to others in the industry.

     Quality Assurance

     IMPATH engages in quality control procedures, many of which are not in common practice. For instance, its facilities do not buy untested commercially available reagent test kits. Instead, each of IMPATH's reagents is selected from various suppliers based on an exhaustive in-house test of purity, batch-to-batch variability, potency and performance. IMPATH believes that its quality review procedures are unmatched in industry and other centers performing similar analyses. In addition, the quality assurance program of the Company's facilities includes close attention to the Company's Standard Operating Procedures, continuing education and technical training of technologists, statistical quality control of all analytical processes, instrument maintenance, and regular inspection by governmental agencies and the College of American Pathologists (the "CAP"). The Company's facilities are CAP accredited, certified by Medicare, licensed by New York State, the City of New York and the States of California and Arizona and licensed under the Clinical Laboratories Improvement Act of 1967 ("CLIA"). The Company believes it has obtained all licenses and permits required to operate its facilities.

     IMPATH follows the quality control and quality assurance procedures established by CLIA, the CAP and various New York, California, Arizona State and New York City agencies.

     The Company's New York and California facilities are supervised by medical directors whose qualifications meet all regulatory requirements. The Company's Arizona facility is supervised by a laboratory director whose qualifications meet all regulatory requirements governing the cytogenetics testing which is performed at the facility. Their primary role is to ensure the accuracy and quality of the Company's analyses. As a further quality assurance procedure, the Company occasionally undergoes peer review with third-party facilities, including Norris Cancer Center and Memorial Sloan-Kettering Cancer Center. The Company's most recent peer review occurred in January 1996, and the results of such peer review were satisfactory to the Company.

     The Company also participates in a number of proficiency testing programs under which, in general, the testing body submits pre-tested samples to a facility in order to measure the facility's results against the known proficiency test value. The proficiency programs are conducted by groups such as the CAP and state and federal government regulatory agencies. The CAP is an independent nongovernmental organization of board-certified pathologists which offers an accreditation program to which facilities can voluntarily subscribe. The CAP accreditation program involves both periodic inspections of the Company's facilities and participation in the CAP's proficiency testing program for all categories in which its facilities seek to attain or maintain accreditation.

COMPETITION

     The Company provides services in a segment of the health care industry that is highly fragmented and extremely competitive. The Company's actual or potential competitors include large university or teaching hospitals; large clinical laboratories that have substantially greater financial, marketing, logistical and laboratory resources than the Company; special purpose clinical laboratories that have limited test offerings and a highly focused product and marketing strategy; and the Company's customers or potential customers who may choose to perform services similar to those performed by the Company. It is anticipated that competition will continue to increase due to such factors as the perceived potential for commercial applications of biotechnology and the continued availability of investment capital and government funding for cancer-related research. According to the Health Care Financing Administration ("HCFA"), there are over 12,000 federally regulated clinical laboratories, including the 4,000 independent clinical laboratories, which might be deemed actual or potential competitors for the testing business of a cancer-treating physician. There are several large clinical laboratory companies which market a broad range of services nationally, and which have substantially greater financial, selling, logistical and laboratory resources than the Company. These companies typically offer hundreds of different tests. Management believes that these companies compete in general on quality, price and the time required to report results. They are in general not prepared to provide the type of intensive, highly technical, patient-specific service that IMPATH believes the market requires. In addition, management has identified a number of specialized clinical laboratories in the U.S. established since 1987 which have limited test offerings and a highly focused product and marketing strategy.

     Competitive factors aiding the Company's business include a highly skilled medical staff and a close relationship with founders and consultants who continue to provide new technologies, expertise and direction. IMPATH also has a highly trained and knowledgeable sales force and markets its services based on the quality of service to physicians, accuracy of test results and speed of turnaround (i.e., 48 hours for IMPATH's standard tests compared with 14 days or more for academic centers). Unlike IMPATH, sales forces of most clinical laboratories market hundreds of test services, making it more difficult for them to be thoroughly familiar with the clinical applications of the individual tests that they offer, particularly new clinical tests. In addition, academic institutions, which perform some of the same tests as the Company, typically do not have substantial financial and marketing resources and the pathology laboratories at large regional hospitals are generally dedicated to servicing their resident and affiliated physicians.

REIMBURSEMENT

     During 1994, 1995 and 1996, the Company received the following estimated percentages of its total revenues for diagnostic and prognostic services from the respective payors identified below:


             Payor                 Year Ended December 31,
          ----------               -----------------------
                                    1994     1995     1996
                                   ------   ------   ------
Hospitals                              45%      43%      37%
Private Insurance/Managed Care         29       29       35
Medicare                               22       24       25
Individual Patients                     4        4        3
                                     ----     ----     ----
     Total                            100%     100%     100%
                                     ====     ====     ====

     Medicare is a federal health insurance program that provides health insurance coverage for certain disabled persons, for persons aged 65 and older and for certain persons with end stage renal disease. Medicaid is the state administered and state and federally funded program for certain low income individuals. During the years ended December 31, 1994, 1995 and 1996, the Company recorded net revenues of approximately $2,207,000, $3,576,022 and $5,443,176, respectively, from Medicare and at the end of such periods accounts receivable from Medicare, net of allowance for doubtful accounts, were approximately $320,000, $578,000 and $1,687,192, respectively. To date, the Company has derived no revenues from the Medicaid program. As a participating provider, the Company bills Medicare for covered services and accepts Medicare reimbursement as payment in full for its services, subject to applicable copayments and deductibles.

     Revenues from analyses performed for other patients are derived principally from other third-party payors, including commercial insurers, Blue Cross/Blue Shield plans, health maintenance and preferred provider organizations and from hospitals (who in turn usually bill any third-party payors or patients). With respect to third-party payors, management has elected, to date, not to accept reimbursement rates set by such non-governmental third-party payors as payment in full. With respect to hospitals, management negotiates the terms of the transaction applicable to each arrangement.

     Reimbursement rates for some services of the type or similar to the type performed by the Company have been established by Medicare and some other third-party payors, but have not been established for all services or by all carriers with respect to any particular service. Most carriers, including Medicare, do not cover services they determine to be experimental or investigational, or otherwise not reasonable and necessary for diagnosis or treatment. However, a formal coverage determination is made with respect to relatively few new procedures. When such determinations do occur for Medicare purposes, they most commonly are made by the local Medicare carrier which processes claims for reimbursement within the carrier's geographic jurisdiction. The Company currently receives Medicare reimbursement through three Medicare carriers. Medicare may retroactively audit and review its payments to the Company, and may determine that certain payments for services must be repaid. With respect to other third-party payors, a positive coverage determination, or reimbursement without such determination, by one or more third-party payors does not assure reimbursement by other third-party payors. Significant disapprovals of payment for any of the Company's services by various carriers, reductions or delays in the establishment of reimbursement rates, and carrier limitations on the coverage of the Company's services or the use of the Company as a service provider could have a material adverse effect on the Company's future revenues.

     Medicare Payment for Physician Pathology Services. The services furnished by the Company are characterized for the purposes of the Medicare program as physician pathology services. As of January 1, 1992, all physician services, including pathology services, have been reimbursed by Medicare based on a new methodology known as the resource-based relative value scale ("RBRVS"), which was phased in over a four-year period. A Final Notice updating the RBRVS payment methodology, published November 25, 1992, as well as updates issued subsequently, have not had any significant effect on the Company's reimbursement rates. There have been proposals to reform the RBRVS system by using a single conversion factor rather than the current three and by making changes to the way in which fees are updated. The Company cannot predict whether any of the proposals will be enacted or what the potential impact of any of the proposed changes to the RBRVS will be on the Company's future Medicare reimbursement.

REGULATORY MATTERS

     As a provider of health care related services, the Company is currently subject to extensive and frequently changing federal, state and local regulations governing licensure, billing, financial relationships, referrals, conduct of operations, purchase of existing businesses, cost containment, direct employment of licensed professionals by business corporations and other aspects of the Company's business relationships. The various types of regulatory activity affect the Company's business either by controlling its growth, restricting licensure of the business entity or by controlling the reimbursement for services provided.

     Laboratory Licensure. The Company's facilities are certified or licensed under the federal Medicare program and CLIA, as amended by the Clinical Laboratory Improvement Amendments of 1988 ("CLIA '88"). Licensure is maintained under the clinical laboratory licensure laws of New York and California, where the Company's facilities are located. The Company believes it has obtained all material laboratory licenses required for its operations. In addition, the California facility is licensed by the federal Nuclear Regulatory Commission and both facilities are accredited by the CAP.

     The federal and state certification and licensure programs establish standards for the day-to-day operation of facilities, including, but not limited to, personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors employed by federal or state regulatory agencies. As of March 1996, clinical facilities with exceptional performance, i.e., no deficiencies and satisfactory proficiency testing, are eligible to participate in the Alternate Quality Assessment Survey, which is a self-survey for recertification instead of an on-site survey every two years. HCFA will continue to survey participating laboratories at least every four years, instead of every two, and will perform random on-site surveys every two years of a sample of laboratories using the new system, in order to verify the new system's effectiveness. In addition, federal regulatory authorities require participation in a proficiency testing program approved by the Department of Health and Human Services ("HHS") for each of the specialties and subspecialties for which a facility seeks approval from Medicare and licensure under CLIA '88 requires participation in proficiency testing programs which involve actual testing of specimens by the facility that have been prepared by an entity running an approved program for testing.

     The Final Rule implementing CLIA '88, published by HHS on February 28, 1992, became effective September 1, 1992. This Final Rule covers all laboratories in the United States, including the Company's facility. The Company has reviewed the Final Rule (and subsequent revisions thereto), including, among other things, the rule's requirements regarding facility administration, participation in proficiency testing, patient test management (including patient preparation, proper specimen collection, identification, preservation, transportation, processing and result reporting), quality control, quality assurance and personnel, for the types of analyses undertaken by the Company, and believes that it complies with these requirements. However, no assurances can be given that the Company's facilities will pass all future inspections conducted to ensure compliance with CLIA '88 or with any other applicable licensure or certification laws.

     Anti-Kickback/Self-Referral Regulations. The Social Security Act imposes criminal penalties and exclusion from the Medicare program upon persons who make or receive kickbacks, bribes or rebates in connection with the Medicare program. The anti-kickback rules prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for a Medicare-covered service or item or ordering any such covered service or item. In order to provide guidance with respect to the anti-kickback rules, the Office of the Inspector General ("OIG") issued final regulations outlining certain "safe harbor" practices, which although potentially capable of inducing prohibited referrals, would not be prohibited if all applicable requirements are met. A relationship which fails to satisfy a safe harbor is not necessarily illegal, but could be scrutinized on a case-by-case basis. In February 1997, the OIG issued an interim rule regarding its recently mandated proposals for accepting and issuing advisory opinions on the anti-kickback rules.

     Because the anti-kickback rules have been broadly interpreted, they could limit the manner in which the Company conducts its business. The Company believes that it currently complies with the anti-kickback rules in planning its activities, and believes that its activities, even if not within a safe harbor, do not violate the anti-kickback statute. However, no assurance can be given regarding compliance in any particular factual situation. Exclusion of the Company from the Medicare program could result in a significant loss of reimbursement and have a significant adverse effect on the Company.

     Under another provision, known as the "Stark" law or "self-referral" prohibition, physicians who have an investment or compensation relationship with an entity furnishing clinical laboratory services (including pathology services) may not, subject to certain exceptions, refer clinical laboratory analyses for Medicare patients to that entity. Similarly, facilities may not bill Medicare or any other party for services furnished pursuant to a prohibited referral. Violation of these provisions may result in disallowance of Medicare claims for the affected analysis services, as well as the imposition of civil monetary penalties and program exclusion. Under the Stark law, a physician may make payments to a clinical laboratory in exchange for the facility's provision of clinical laboratory services and continue to refer Medicare patients to that laboratory, without the payments meeting any particular pricing standards. On August 14, 1995, HHS published the Final Rule, with comment, implementing the Stark law. Under the Final Rule, HCFA declined to interpret the OBRA '93 rule with respect to pricing standards. The Final Rule does make clear however, that supplies or services, other than clinical laboratory services, purchased by a physician from a clinical laboratory must be at fair market value.

     A number of states, including New York, California and Arizona have enacted prohibitions similar to the Stark law covering referrals of non-Medicare as well as Medicare business. These rules are very restrictive, prohibit submission of claims for payment for prohibited referrals and provide for the imposition of civil monetary and criminal penalties. The Company has no prohibited relationships with any of its referrers. However, the Company is unable to predict how these laws may be applied in the future, or whether the federal government or states in which the Company operates will enact more restrictive legislation or restrictions that could under certain circumstances impact the Company's operations.

     Any exclusion or suspension from participation in the Medicare program, any loss of licensure or accreditation, or any inability to obtain any required license or permit, whether arising from any action by HHS, any state or any other regulatory authority, would have a material adverse effect on the Company's business. Any significant civil monetary or criminal penalty resulting from such proceedings could have a material adverse effect on the Company.

     Fee-Splitting; Corporate Practice of Medicine. The laws of many states prohibit physicians from sharing professional fees with non-physicians and prohibit non-physician entities, such as the Company, from practicing medicine (including pathology) and from employing physicians to practice medicine (including pathology). The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. The Company believes its current and planned activities do not constitute fee-splitting or violate any prohibition against the corporate practice of medicine. However, there can be no assurance that future interpretations of such laws will not require structural or organizational modifications of the Company's existing business. In addition, statutes in certain states in which the Company does not currently operate could require the Company to modify its structure.

     Food and Drug Administration. The Food and Drug Administration ("FDA") regulates certain monoclonal antibodies purchased by the Company but does not currently regulate the analytical services which are the Company's principal business. However, the FDA is currently reviewing issues concerning the use of monoclonal antibodies for analytical services and the decisions the FDA ultimately makes could impact the Company.

     Other. Certain federal and state laws govern the handling and disposal of medical specimens, infectious and hazardous wastes and radioactive materials. Failure to comply could subject an entity covered by these laws to fines, criminal penalties and/or other enforcement actions.

     Pursuant to the Occupational Safety and Health Act, facilities have a general duty to provide a workplace to their employees that is safe from hazard. Over the past few years, the Occupational Safety and Health Administration ("OSHA") has issued rules relevant to certain hazards that are found in facilities such as the Company's. Failure to comply with these regulations, other applicable OSHA rules or with the general duty to provide a safe work place could subject an employer, including a facility employer such as the Company, to substantial fines and penalties.

INSURANCE

     The Company is presently covered by general liability insurance in the amount of $6,000,000 per occurrence and $7,000,000 in the aggregate and has obtained professional liability insurance in the amount of $1,000,000 per occurrence and $3,000,000 in the aggregate for the Company's Medical Directors and other individuals who practice medicine in the course of their duties. The Company's liability insurance covers claims relating to the handling and disposal of medical specimens and infectious and hazardous waste, except in the event of malfeasance or fraud by the Company. Management believes that these amounts and types of coverage are adequate to protect the Company and its property against material loss.

                                    GLOSSARY

ANTIBODY: A protein molecule produced by the immune system that specifically binds with an antigen.

ANTIGEN: Any of a variety of materials that induce the body's immune system to produce antibodies.

BIOPSY:  Removal of tissue from the body for diagnostic reasons.

CANCER:  A generic term for any kind of malignant tumor.

CLINICAL:  Pertaining to the symptoms and course of a disease.

CYTOGENETICS: An analysis which evaluates genetic changes that occur at the chromosome level.

CYTOLOGY:  The study of cells.

DIAGNOSIS:  The process for deciding what disease is present.

DIPLOID: Having two sets of chromosomes (one set from each parent) as normally found in the somatic cells of higher organisms.

DNA:  Deoxyribonucleic acid.  The biochemical constituents of chromosomes.

EOSIN:  A pink/red cytoplasmic dye.

ESTROGEN RECEPTOR: A protein which specifically binds to estrogen and mediates its biological activity. When present in breast and other cancers, predicts response to hormonal therapy.

FINE NEEDLE ASPIRATE OR FNA: Specimen acquired through insertion of a thin needle into a lesion whereby cells are withdrawn using negative pressure.

FLOW CYTOMETRY: Method of analysis used to examine the staining of single cell suspensions by focusing a laser beam on each cell and measuring the emitted fluorescence.

HEMATOXYLIN:  A blue dye for staining cell nucleii.

HER-2/NEU: Oncoprotein (product of an oncogene); overexpression is a negative prognostic indicator in many cancers, including breast and ovarian carcinoma.

HISTOGRAM:  Two dimensional graph of data (i.e., content vs. cell number).

HORMONE: A chemical substance produced by an organ which has a specific regulatory effect on the activity of organs.

IMAGE ANALYZER: Instrument consisting of a microscope, camera and computer, used to quantify cellular components that have been marked or stained.

IMMUNOHISTOCHEMISTRY (IHC): Technique that uses antibodies to identify and mark antigens expressed by cells in tissues.

IN SITU-HYBRIDIZATION: Use of labeled fragments of DNA (probes) that can bind (hybridize) to specific, complementary sequences.

LYMPH NODES: Small nodular bodies scattered along the path of lymphatics. They produce and store white blood cells and filter harmful substances out of the system. They are often the first site of cancer metastases.

MICROMETASTASES: Presence of a small number of tumor cells, particularly in the lymph nodes and bone marrow, not readily detected by standard methods.

LYMPHOMA:  Any neoplasm of lymphoid tissue.

MONOCLONAL ANTIBODY: An antibody produced by a single clone of cells comprising a single species of antibody molecules. Reacts with only one antigen.

MUTATION: An event which changes the structure of DNA in chromosomes; mutations can often be seen in cancer cells.

NEOPLASM: The uncontrolled growth of cells resulting in a mass (tumor); often refers to cancer.

ONCOGENE: Abnormal genes derived from proto-oncogenes (normal counterparts); are associated with many cancers.

ONCOLOGY:  The study of cancer.

P53: A tumor suppressor gene. Mutations in the p53 gene are associated with many different cancers, and are related to cancer progression.

PATHOLOGY: That branch of medicine which studies essential nature of disease, especially the structural and functional changes in tissues and organs of the body which cause or are caused by disease.

PLOIDY:  The number of chromosomal sets, e.g., diploid.

PROGNOSTIC:  Referring to potential future behavior of a disease.

PROGESTERONE RECEPTOR: A protein which specifically binds to progesterone and mediates its biological activity. When present in breast and other cancers, predicts response to hormonal therapy.

PROLIFERATION:  Cell cycle kinetics, reproduction or multiplication of a cell.

RB: The first tumor suppressor gene described; associated with the childhood tumor retinoblastoma, as well as many other types of cancers.

RNA: Ribonucleic acid. A nucleic acid found in all living cells and one of the major chemical constituents of nucleoli and ribosomes; involved in the transmission of genetic information from DNA to proteins.

SARCOMA:  A malignant neoplasm derived from connective tissues.

SENSITIVITY: In IHC, the ability of an antibody to detect the presence of an antigen, particularly at low antigen levels.

SERUM:  Fluid component of blood (noncellular).

SPECIMEN: Material sent in for evaluation, biopsy (tissue) or cell suspensions (body fluids).

STAINING: To apply reagents to cells in order to impart color to specific components.

TAXOL: A chemotherapeutic agent (derived from the bark of the yew tree) having broad anti-tumor activity.

TUMOR: A swelling or enlargement; a growth or neoplasm, often referring to cancer.

TUMOR SUPPRESSOR GENE: A gene involved in the normal growth regulation of cells. Abnormalities (mutations) of tumor suppressor genes are associated with the cause and progression of cancer based on abnormal cell growth.

ITEM 2.  PROPERTIES.

     The Company's main facility and executive offices are located at 1010 Third Avenue, New York, New York, where the Company leases approximately 10,300 square feet of space under four leases expiring in August 1999. The leases provide for minimum aggregate annual rental payments of approximately $278,000. The Company is also required to pay for repairs, property taxes and insurance relating to this facility. The Company believes that its facility is well maintained, in good operating condition and is adequate for its current needs. The Company believes that it can renew its leases or enter into a new lease for equivalent space on commercially reasonable terms.

     The Company's California facility and offices are located at 5230 Pacific Concourse Drive, Los Angeles, California, where the Company has entered into a lease expiring November 2000 for approximately 16,400 square feet of space. This facility commenced operations in December 1995. The lease provides for minimum annual rental payments of approximately $281,000. The Company is also required to pay for repairs, property taxes and insurance relating to this facility.

     The Company's Arizona facility and offices are located at 810 E. Hammond Avenue, Phoenix, Arizona, where the Company leases approximately 11,200 square feet of space under a lease which expires September 2006. The Company commenced operations at this facility in January 1997, when it completed its acquisition from Oncogenetics, Inc. The lease provides for minimum annual rental payments of approximately $90,000. The Company is also responsible for all maintenance, property taxes and insurance relating to the facility.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company is a party to various legal proceedings incidental to its business. The Company believes that none of these legal proceedings will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.
                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's Common Stock trades on the Nasdaq Stock Market under the symbol "IMPH". The following table sets forth the range of high and low sales prices per share for the Common Stock for the period from February 21, 1996 (the first day the Company's Common Stock was publicly traded) through December 31, 1996.

                                                High Sale  Low Sale
                                                ---------  --------

FISCAL 1996
 First Quarter (beginning February 21, 1996)..    $16 1/4   $12 3/4
 Second Quarter...............................     18 3/4    14
 Third Quarter................................     18 3/8    10 1/2
 Fourth Quarter...............................     19 1/4    10 1/2


     On March 6, 1997, the last sale price of the Common Stock as reported on the Nasdaq Stock Market was $19.00.

     As of March 17, 1997, there were approximately 66 record holders of the Common Stock. No dividends have been declared on the Common Stock since the Company was organized.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated financial and operating data of the Company as of December 31 in each of 1992 through 1996 and for each of the years in the five-year period ended December 31, 1996. The consolidated statement of operations and balance sheet data as of December 31 in each of 1992 through 1996 and for each of the years in the five-year period ended December 31, 1996 have been derived from the Company's audited consolidated financial statements of which such financial statements as of December 31, 1995 and 1996 and for each of the years in the three-year period ended December 31, 1996 and the notes thereto are included in Item 14(a) of this Annual Report on Form 10-K. The historical financial data should be read in conjunction with and are qualified in their entirety by reference to the

                                                                              30
consolidated financial statements of the Company and the related notes thereto and Item 7 of this Annual Report on Form 10-K.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                            1992     1993     1994      1995     1996
                                                                          --------  -------  -------  --------  -------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Total revenues  .....................................................     $4,993    7,042   10,014    14,714   21,965
  Operating expenses:
    Salaries and related costs  .......................................      2,668    4,162    4,682     6,830    9,432
    Selling, general and administrative  ..............................      2,298    3,805    4,351     6,863    9,895
                                                                            ------   ------   ------   -------   ------
  Total operating expenses  ...........................................      4,966    7,967    9,033    13,693   19,327
                                                                            ------   ------   ------   -------   ------
  Income (loss) from operations  ......................................         27     (925)     981     1,021    2,638
  Other income (expense)  .............................................         29        2      (15)       22    1,030
                                                                            ------   ------   ------   -------   ------
  Income (loss) before income tax expense  ............................         56     (923)     966     1,043    3,668
  Income tax expense  .................................................         24       19       98         0    1,621
                                                                            ------   ------   ------   -------   ------
  Net income (loss)  ..................................................         32     (942)     868     1,043    2,047
  Accrued dividends on Preferred Stock(1)  ............................       (314)    (371)    (427)     (478)     (82)
                                                                            ------   ------   ------   -------   ------
  Net income (loss) available to common stockholders  .................     $ (282)  (1,313)     441       565    1,965
                                                                            ======   ======   ======   =======   ======
  Pro forma net income per common share(2)(3)  ........................                                   $.31      .38
                                                                                                       =======   ======
  Pro forma weighted average common and common equivalent shares
   outstanding(2)  ....................................................                                  3,371    5,404
                                                                                                       =======   ======

(1) Reflects dividends accrued on the Preferred Stock. Dividends earned prior to February 10, 1995 were forgiven in conjunction with the issuance of Series D Preferred Stock. Dividends accrued from February 10, 1995 in the amount of $560,000 were paid and ceased to accrue upon conversion of the Preferred Stock on February 26, 1996.
(2) Pro forma weighted average shares outstanding give effect to the conversion of the outstanding shares of Preferred Stock into shares of Common Stock in accordance with the terms thereof on February 26, 1996 and reflect the 1-for-2.8218735 reverse split of the outstanding shares of Common Stock.
(3) Does not reflect $560,000 in dividends accrued on the Preferred Stock from February 10, 1995, which dividends were paid and ceased to accrue upon conversion of the Preferred Stock on February 26, 1996.


                                                         YEAR ENDED DECEMBER 31,
                                                  1992     1993    1994    1995    1996
                                                 -------  ------  ------  ------  ------
                                                         (DOLLARS IN THOUSANDS)
SELECTED CONSOLIDATED OPERATING
DATA:
  Revenues  ..................................   $ 4,993   7,042  10,014  14,714  21,965
  Number of cases reported  ..................    15,136  24,812  33,618  43,287  55,539
  Number of hospitals served  ................       817     959   1,021   1,118   1,360
  Cases per hospital served  .................        19      26      33      39      41

                                                                              31

                                                                                      DECEMBER 31,
                                                                          1992     1993     1994    1995    1996
                                                                        --------  -------  -------  -----  ------
                                                                                     (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA
  Working capital ..................................................    $ 1,429    1,736    2,500   3,622  30,768
  Total assets......................................................      2,221    3,152    4,144   9,261  37,581
  Long-term liabilities, net of current portion.....................         --      120      241   1,130   1,430
  Redeemable preferred stock........................................      4,352    5,979    6,407      --      --
  Total stockholders' equity (deficiency)...........................     (2,464)  (3,741)  (3,266)  5,655  33,638

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                   YEAR ENDED DECEMBER 31, 1996 COMPARED WITH
                          YEAR ENDED DECEMBER 31, 1995

     The Company's total revenues in 1996 and 1995 were $21,965,000 and $14,714,000, respectively, representing an increase of $7,251,000, or 49.3% in 1996. This growth was primarily attributable to a 28.3% increase in case volume resulting from increased sales and marketing activities. In addition, revenue realization per case increased due to payor mix and product mix changes toward cases that carry a higher reimbursement rate.

     Salaries and related costs in 1996 and 1995 were $9,432,000 and $6,830,000, respectively, representing an increase of $2,602,000, or 38.1%, in 1996. This increase was primarily attributable to a 32.5% increase in personnel headcount associated with case volume growth as well as personnel costs incurred in connection with the Company's expansion. As a percentage of total revenues, salaries and related costs decreased to 42.9% in 1996 from 46.4% in 1995.

     Selling, general and administrative expenses in 1996 and 1995 were $9,895,000 and $6,863,000, respectively, representing an increase of $3,032,000, or 44.2%, in 1996. The primary component of this increase was an increase in bad debt expense of approximately $854,000 associated with increased revenues, specifically generated from third-party billing. Third-party revenues have historically had a higher bad debt rate than institutional revenues. Case volume growth necessitated an increase of $387,000 in laboratory supplies and consulting and a $268,000 increase in auto and courier expenses.

     In addition, rent expense and depreciation and amortization costs increased $348,000 and $422,000, respectively, due to the establishment of the Company's California facility and the development of new clinical and billing operating systems. Additional depreciation costs also resulted from the Company's expansion and database development activities. The Company also incurred an additional $283,000 in higher travel and marketing costs associated with its expanded sales, marketing and investor relation activities. As a percentage of total revenues, selling, general and administrative costs decreased to 45.0% in 1996 from 46.6% in 1995.

     Income from operations in 1996 and 1995 was $2,638,000 and $1,021,000, respectively, representing an increase of $1,617,000, or 158.4%, in 1996. The 1996 figure reflects the effect on operating income of increased revenue growth and a decrease in operating expenses as a percentage of revenue from 93.1% in 1995 to 88.0% in the 1996 period.

     Other income, net for 1996 and 1995 was $1,030,000 and $22,000, respectively, representing an increase of $1,008,000 in 1996. The increase was the result of income generated from trading gains on marketable securities using the proceeds of the Company's initial public offering of common stock in February 1996, partially offset by increased interest expense due to additional capital lease obligations.

     The tax provision for 1996 of approximately $1,621,000 reflects federal, state and local income tax expense. For 1995, the Company utilized its remaining net operating losses and recorded deferred tax assets to the extent of taxes that it had expected to pay on estimated 1995 taxable earnings. Management believes that realization of such deferred assets was more likely than not. As such, it estimated its annual effective tax rate for 1995 to be zero.

     As a result, net income in 1996 and 1995 was $2,047,000 and $1,043,000, respectively, representing an increase of $1,004,000, or 96.3% in 1996. As a percentage of total revenues, net income increased to 9.3% in 1996 from 7.1% in 1995.


                   YEAR ENDED DECEMBER 31, 1995 COMPARED WITH
                          YEAR ENDED DECEMBER 31, 1994

     The Company's total revenues in 1995 and 1994 were $14,714,000 and $10,014,000, respectively, representing an increase of $4,700,000 or 46.9% in 1995. This growth was primarily attributable to a 28.8% increase in case volume resulting from increased sales and marketing activities. In addition, revenue realization per case increased due to product mix changes towards cases which carry a higher reimbursement rate.

     Salaries and related costs in 1995 and 1994 were $6,830,000 and $4,682,000, respectively, representing an increase of $2,148,000, or 45.9% in 1995. This increase was the result of increased personnel, as well as personnel costs incurred in connection with the establishment of the Company's California facility. As a percentage of total revenues, salaries and related costs decreased to 46.4% in 1995 from 46.8% in 1994.

     Selling, general and administrative expenses in 1995 and 1994 were $6,863,000 and $4,351,000, respectively, representing and increase of $2,512,000, or 57.7%, in 1995. The largest component of this increase was an increase in bad debt expense of approximately $784,000 associated with higher revenues and particularly revenue generated from third-party billing, which has historically had a higher bad debt rate than institutional billing. In addition, depreciation expense and equipment related rental and service costs increased by $390,000 and $133,000, respectively, due to planned laboratory and office equipment additions. The Company also incurred higher travel and recruitment expenses associated with its expanded sales, marketing and database development actives.

     Income from operations in 1995 and 1994 was $1,021,000 and $981,000, respectively, representing an increase of $40,000, or 4.1%, in 1995. The 1995 figure reflects approximately $785,000 of operating expenses incurred in connection with the establishment of the Company's California facility. As a percentage of total revenues, income from operations decreased to 6.9% in 1995 from 9.8% in 1994 as a result of the previously noted increase in the provision for bad debts and due to the increase in operating expenses associated with the start-up of the California facility.

     In 1995, the Company's operating activities provided approximately $515,000 in cash and the Company used approximately $737,000 for capital expenditures. IMPATH financed its deferred registration costs and capital expenditures through its operating activities, proceeds of approximately $1,912,000 from the issuance of preferred stock in February 1995 and bank loans in the principal amount of $300,000.

     As a result, net income in 1995 and 1994 was $1,043,000 and $868,000, respectively, representing an increase of $175,000, or 20.2%, in 1995. As a percentage of total revenues, net income decreased to 7.1% in 1995 from 8.7% in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations through its February 1996 initial public offering, the private issuance of convertible preferred stock, secured term loans and operating and capital equipment leases. Since its inception, the Company has raised approximately $32,500,000 of capital through the initial public offering of Common Stock and private placements of Preferred Stock, all of which was converted into Common Stock at the closing of the public offering. The Company's working capital and capital expenditure needs have increased and are expected to continue to increase as the Company expands its existing facilities and pursues its growth strategy. See "Business Company Strategy-Geographic Expansion."

     The Company's cash and cash equivalent balances at December 31, 1996 and December 31, 1995 were $942,000 and $1,513,000, respectively, representing a decrease of $571,000 in 1996. In addition, the Company has invested approximately $23,395,000 in a portfolio of fixed income securities actively managed by a Wall Street investment firm. The increase was primarily attributable to approximately $26,000,000 of net proceeds from the initial public offering of the Company's common stock, which was consummated on February 26, 1996.

     For the year ended December 31, 1996, the Company used net cash in operating activities of approximately $24,553,000. This resulted from an investment in marketable trading securities of approximately $23,395,000 and an increase in accounts receivable net of allowance for bad debt of approximately $3,252,000 due to rapid sales growth. In addition, the Company reduced its accounts payable and accrued expenses by $382,000. These uses were partially offset by higher net income.

     In August 1996, the Company renewed its line of credit at an aggregate amount of $2,500,000 with The Chase Manhattan Bank. Borrowing under the line will bear interest at The Chase Manhattan Bank's prime rate. The availability of the line of credit is subject to the execution of such additional documentation as The Chase Manhattan Bank may request. As of December 31, 1996, the Company had not drawn on the line of credit.

     At December 31, 1996, the Company had working capital of approximately $30,768,000. The Company's capital expenditures through December 31, 1996 in connection with the establishment of its California facility were approximately $1,160,000, which were partially financed through capital equipment leases, a $300,000 secured term loan, and a $145,200 leasehold improvement allowance from the landlord. The Company prepaid the balance of the $300,000 secured term loan with the proceeds from the initial public offering.

     The Company's growth strategy is anticipated to be financed through the net proceeds from the initial public offering, its current cash resources and existing third-party credit facilities. The Company believes the combination of these sources will be sufficient to fund its operations and satisfy the Company's cash requirements for the next 12 months and the foreseeable future. There may be circumstances, however, that would accelerate the Company's use of proceeds from the initial public offering. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company.

IMPACT OF INFLATION AND CHANGING PRICES

     The impact of inflation and changing prices on the Company has been primarily limited to salary, laboratory and operating supplies and rent increases and has not been material to date to the Company's operations. In the future, the Company may not be able to raise the prices for its cases by an amount sufficient to cover the cost of inflation, although the Company is responding to these concerns by attempting to increase the volume and adjust the product mix of its business.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     For information concerning this item, see Item 14(a) below.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     For information concerning this item, see text under the caption "Election of Directors" and "Executive Officers" in the 1997 Proxy Statement of the Company (the "Proxy Statement") to be filed subsequent to the filing of this Annual Report on Form 10-K, which information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

     For information concerning this item, see text under the captions "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Performance Graph" and "Report of the Compensation Committee" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     For information concerning this item, see text under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For information concerning this item, see text under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, which information is incorporated herein by reference.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1)  Financial Statements:

     The financial statements of the Company contained in this Annual Report on Form 10-K are listed in the attached Index to Financial Statements.

         (2)  Financial Statement Schedules:

     All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes thereto.

         (3)   Exhibits:

     The exhibits required filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits. Exhibits 10.2 and 10.3 are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

     (b)   Current Reports on Form 8-K:

          None.

                               POWER OF ATTORNEY


     The Registrant and each person whose signature appears below hereby appoint each of Anu D. Saad, Ph.D. and John P. Gandolfo as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes in this Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to this Report with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 31, 1997

                              IMPATH INC.


                              By /s/ Anu D. Saad
                                ----------------------------------
                                     Anu D. Saad, Ph.D.
                                     President and Chief
                                     Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 31, 1997        By /s/ Anu D. Saad
                                -------------------------------------
                                     Anu D. Saad, Ph.D.
                                     President, Chief Executive
                                     Officer and Director

Dated:  March 31, 1997        By /s/ John P. Gandolfo
                              -------------------------------------
                                    John P. Gandolfo
                                    Executive Vice President, Chief
                                    Financial Officer and Principal
                                    Accounting Officer



Dated:  March 31, 1997        By /s/ John L. Cassis
                                -------------------------------------
                                    John L. Cassis
                                    Chairman of the Board
                                    and Director

Dated:  March 31, 1997        By /s/ Richard J. Cote
                                -------------------------------------
                                    Richard J. Cote, M.D
                                    Director


Dated:  March 27, 1997        By /s/ Richard Kessler
                                _____________________________________
                                    Richard Kessler
                                    Director


Dated:  March 31, 1997        By /s/ Joseph A. Mollica
                                -------------------------------------
                                    Joseph A. Mollica, Ph.D.
                                    Director


Dated:  March __, 1997        By_____________________________________
                                    Marcy H. Shockey
                                    Director


Dated:  March 31, 1997        By /s/ David B. Snow, Jr.
                                _____________________________________
                                    David B. Snow, Jr.
                                    Director

                   Index to Consolidated Financial Statements
                   ------------------------------------------




Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 1995 and 1996
Consolidated Statements of Operations for the years ended December 31,
 1994, 1995 and 1996
Consolidated Statements of Cash Flows for the years ended
 December 31, 1994, 1995 and 1996
Consolidated Statements of Stockholders' Equity (Deficiency) for the
 years ended December 31, 1994, 1995 and 1996
Notes to Consolidated Financial Statements

                         IMPATH INC. AND SUBSIDIARIES

                       Consolidated Financial Statements

                           December 31, 1995 and 1996


                  (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Impath Inc.:


We have audited the accompanying consolidated balance sheets of Impath Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impath Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                   KPMG Peat Marwick LLP


February 14, 1997

                          IMPATH INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 1995 and 1996

                         ASSETS                                                            1995         1996
                                                                                       ------------  -----------
Current assets:
  Cash and cash equivalents                                                             $1,512,695      941,903
  Marketable trading securities                                                                 --   23,395,398
  Accounts receivable, net of allowance for doubtful
    accounts of $1,485,375 in 1995 and $2,732,041 in 1996                                3,807,376    7,059,812
  Prepaid expenses                                                                         214,245      152,846
  Deferred tax assets, net                                                                 505,000    1,359,285
  Other current assets                                                                      59,116      371,753
                                                                                        ----------   ----------
      Total current assets                                                               6,098,432   33,280,997

Fixed assets, less accumulated depreciation and amortization                             2,305,739    3,391,965
Deposits and other assets                                                                   79,961       98,878
Deferred registration costs                                                                746,462           --
Intangible assets, net of accumulated amortization of $1,246 in 1995 and
  $22,431 in 1996                                                                           30,727      809,542
                                                                                        ----------   ----------

      Total assets                                                                      $9,261,321   37,581,382
                                                                                        ==========   ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of loan payable-bank                                                  $  100,000           --
  Current portion of capital lease obligations                                             321,125      704,399
  Accounts payable                                                                       1,013,537      742,020
  Income taxes payable                                                                      78,415      692,193
  Accrued expenses                                                                         485,195      374,761
  Accrued dividends payable                                                                478,000           --
                                                                                        ----------   ----------

      Total current liabilities                                                          2,476,272    2,513,373
                                                                                        ----------   ----------

Capital lease obligations, net of current portion                                          946,723    1,430,104
Loan payable - bank, net of current portion                                                183,333           --
Stockholders' equity:
  Convertible preferred stock:
    Series D 8% Convertible Participating Preferred Stock, $.01 par value.
                Authorized, issued and outstanding 1,612,904 shares in 1995
                (aggregate involuntary liquidation value $2,142,000)                     1,911,879           --
    Series C 8% Convertible Preferred Stock, $.01 par value.  Authorized, issued and outstanding 3,035,320 shares in 1995 (aggregate
                involuntary liquidation value $2,925,000)                                2,702,546           --
    Series B 8% Convertible Preferred Stock, $.01 par value.  Authorized, issued and outstanding 668,182 shares in 1995 (aggregate
                involuntary liquidation value $630,000)                                    562,952           --
    Series A 8% Convertible Preferred Stock, $.01 par value.  Authorized, issued and outstanding 1,876,318 shares in 1995 (aggregate
                involuntary liquidation value $1,527,000)                                1,387,908           --
  Common stock, $.005 par value.  Authorized 20,000,000 shares;
    455,007 and 5,322,286 shares issued in 1995 and 1996,
    respectively; 447,919 and 5,315,198 shares outstanding
    in 1995 and 1996, respectively                                                           2,275       26,611
  Additional paid-in capital                                                                11,447   32,357,260
    (Accumulated deficit) retained earnings                                               (548,672)   1,498,878
                                                                                        ----------  -----------
                                                                                         6,030,335   33,882,749
  Less:
    Cost of 7,088 shares of common stock held in treasury                                     (100)        (100)
    Notes receivable from stockholders                                                     (31,335)     (28,421)
    Deferred compensation                                                                 (343,907)    (216,323)
                                                                                         ----------  ----------
Commitments

      Total stockholders' equity                                                         5,654,993    33,637,90
                                                                                        ----------   ----------
      Total liabilities and stockholders' equity                                        $9,261,321   37,581,382
                                                                                        ==========   ==========
See accompanying notes to consolidated financial statements.


                         IMPATH INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  Years ended December 31, 1994, 1995 and 1996

                                                                       1994          1995         1996
                                                                   -----------  ------------  ------------
Revenues:
  Net diagnostic and prognostic services                            $ 9,888,084   14,578,326     21,755,193
  Contract laboratory services                                          126,258      135,238        210,270
                                                                    -----------   ----------    -----------

      Total revenues                                                 10,014,342   14,713,564     21,965,463
                                                                    -----------   ----------    -----------

Operating expenses:
 Salaries and related costs                                           4,681,992    6,830,210      9,432,397
 Selling, general and administrative                                  4,351,038    6,862,503      9,895,084
                                                                     ----------   ----------     ----------

      Total operating expenses                                        9,033,030   13,692,713     19,327,481
                                                                     ----------   ----------    -----------
      Income from operations                                            981,312    1,020,851      2,637,982

Interest income                                                          16,466      102,711        506,086
Interest expense                                                        (31,427)     (80,373)      (224,112)
Gains on trading marketable securities (including
 unrealized gains of $80,720)                                               --           --         747,903
                                                                     ----------   ----------     ----------

      Income before income tax expense                                  966,351    1,043,189      3,667,859

  Income tax expense                                                     97,921          --       1,620,309
                                                                     ----------   ----------     ----------
      Net income                                                        868,430    1,043,189      2,047,550

Accrued dividends on preferred stock                                  (427,121)     (478,000)       (82,346)
                                                                    ----------    ----------     ----------

Net income available to common stockholders                          $ 441,309       565,189      1,965,204
                                                                    ==========    ==========     ==========
Pro forma net income per share                                                         $0.31           0.38
                                                                                  ==========     ==========

Pro forma weighted average common and
 common equivalent shares outstanding                                              3,371,000      5,404,000
                                                                                  ==========     ==========

          See accompanying notes to consolidated financial statements.

                         IMPATH INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 Years ended December 31, 1994, 1995 and 1996


                                                                          NONREDEEMABLE
                                                                           CONVERTIBLE             ADDITIONAL
                                                 COMMON STOCK            PREFERRED  STOCK            PAID-IN
                                              -------------------     ---------------------          CAPITAL
                                             SHARES        AMOUNT      SHARES        AMOUNT        (DEFICIENCY)
                                             -------       ------      ------        ------        ------------

Balance at December 31, 1993                 425,824      $  2,129           -     $       -          (1,282,673)

Common shares issued as
 compensation
 for services rendered                        13,289            66           -             -              33,683
Accrual of preferred stock
 dividends on redeemable
 preferred stock                                   -             -           -             -            (427,121)

Net income for the year
 ended December 31, 1994                           -             -           -             -                   -
                                            --------     ---------   ----------  -----------          ----------

Balance at December 31, 1994                 439,113         2,195           -             -          (1,676,111)

Common shares issued upon
 exercise of stock options                     6,443            33           -             -               6,122
Common shares issued as
 compensation for services rendered            9,451            47           -             -              23,959
Preferred stock issuance                           -             -   1,612,904     1,911,879                   -
Accrual of preferred stock
 dividends on redeemable
 preferred stock                                   -             -           -             -             (46,808)
Restructuring of redeemable preferred
 stock in conjunction with
 Series D preferred stock issuance                 -             -   5,579,820     4,653,406           1,799,909
Accrual of preferred stock dividends               -             -           -             -            (478,000)
Compensation associated
 with issuance of options                          -             -           -             -             382,376
Amortization of deferred compensation              -             -           -             -                   -
Repayments of loans to stockholders                -             -           -             -                   -
Net income for the year
 ended December 31, 1995                           -             -           -             -                   -
                                             -------      --------   ---------    ----------           ---------

Balance at December 31, 1995                 455,007         2,275   7,192,724     6,565,285              11,447

Common shares issued upon
 exercise of stock options                    75,846           379                                       124,302
Accrual of preferred stock
 dividends on  redeemable
 preferred stock                                                                                         (82,346)
Conversion of redeemable
 preferred stock into
 common stock                              2,548,933        12,745  (7,192,724)   (6,565,285)          6,552,540
Common shares issued in
 the initial public
 offering                                  2,242,500        11,212                                    25,726,054
Compensation associated
 with issuance of options
  to nonemployees                                                                                         25,263
Amortization of deferred
 compensation
Repayment of loans to
 stockholders
Net income for the year
 ended December 31,1996                                                      -             -
                                           ---------     ----------  ---------     ---------        ------------
Balance at December 31,
 1996                                      5,322,286     $  26,611           -    $        -          32,357,260
                                           =========     ==========  =========     =========        ============




                                          (ACCUMULATED                  NOTES
                                            DEFICIT)                  RECEIVABLE
                                            RETAINED      TREASURY      FROM           DEFERRED
                                            EARNINGS       STOCK     STOCKHOLDERS    COMPENSATION        TOTAL
                                            --------     ---------   ------------    ------------      -----------

Balance at December 31, 1993                (1,282,673)       (100)              -             -         (3,740,935)

Common shares issued as
 compensation
 for services rendered                               -             -             -             -             33,749
Accrual of preferred stock
 dividends on redeemable
 preferred stock                                     -             -             -             -           (427,121)

Net income for the year
 ended December 31, 1994                       868,430             -             -             -            868,430
                                              ---------     --------     ---------    ----------         ----------

 Balance at December 31, 1994               (1,591,861)         (100)            -             -         (3,265,877)

Common shares issued upon
 exercise of stock options                           -             -             -             -              6,155
Common shares issued as
 compensation for services rendered                  -             -             -             -             24,006
Preferred stock issuance                             -             -       (33,085)            -          1,878,794
Accrual of preferred stock
 dividends on redeemable
 preferred stock                                     -             -             -             -            (46,808)
Restructuring of redeemable preferred
 stock in conjunction with
 Series D preferred stock issuance                   -             -             -             -          6,453,315
Accrual of preferred stock dividends                 -             -             -             -           (478,000)
Compensation associated
 with issuance of options                            -             -             -      (382,376)                -
Amortization of deferred compensation                -             -             -        38,469             38,469
Repayments of loans to stockholders                  -             -             -             -              1,750
Net income for the year
 ended December 31, 1995                     1,043,189             -             -                        1,043,189
                                             ---------     ---------    ---------     ----------        -----------

Balance at December 31, 1995                  (548,672)         (100)     (31,335)      (343,907)         5,654,993

Common shares issued upon
 exercise of stock options                                                                                  124,681
Accrual of preferred stock
 dividends on  redeemable
 preferred stock                                                                                            (82,346)
Conversion of redeemable
 preferred stock into
 common stock                                                                                                     -
Common shares issued in
 the initial public
 offering                                                                                                25,737,266
Compensation associated
 with issuance of options
  to nonemployees                                                                                            25,263
Amortization of deferred
 compensation                                                                                               127,584

Repayment of loans to
 stockholders                                                               2,914                             2,914
Net income for the year
 ended December 31,1996                      2,047,550                                                    2,047,550
                                             ---------     ---------   ---------       ----------       -----------
Balance at December 31,
 1996                                        1,498,878          (100)     (28,421)      (216,323)        33,637,905
                                             =========     =========   ==========      =========       ============

See accompanying notes to consolidated financial statements.

                          IMPATH INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                  Years ended December 31, 1994, 1995 and 1996

                                                                           1994              1995               1996
                                                                       --------------     -----------      -------------
 Cash flows from operating activities:
  Net income                                                         $   868,430          1,043,189          2,047,550
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Depreciation and amortization                                         154,992            395,901            786,852
   Provision for uncollectible accounts receivable                       797,126          1,580,733          2,434,511
   Non-cash compensation                                                      --             38,469            152,847
  Deferred tax benefit                                                        --           (505,000)          (854,285)
  Changes in assets and liabilities (net of the effects
  of the acquisition of OncoCare in 1995):
   Increase in accounts receivable                                    (1,688,692)        (2,812,333)        (5,686,947)
   Increase in prepaid expenses
    and other current assets                                              (2,759)          (150,254)          (251,238)
   Increase (decrease) in deposits and other assets                        9,276            (30,833)           (18,917)
   Net purchase of marketable trading securities                              --                 --        (23,395,398)
   (Decrease) increase  in accounts payable/accrued expenses            (175,270)           891,634           (381,951)
   Increase in income taxes payable                                           --             63,401            613,778
                                                                     -----------        -----------        -----------

     Total adjustments                                                  (899,809)          (528,282)       (26,600,748)
                                                                     -----------        -----------        -----------

Net cash provided by (used in) operating activities                      (31,379)           514,907        (24,553,198)
                                                                     -----------        -----------        -----------

Cash flow from investing activities:
  Acquisition of OncoCare, net of cash acquired                               --            (19,955)               --
  Acquisition of other intangibles                                            --                 --           (800,000)
  Capital expenditures                                                  (217,028)          (737,239)          (434,324)
                                                                     -----------        -----------        -----------

Net cash used in investing activities                                   (217,028)          (757,194)        (1,234,324)
                                                                     -----------        -----------        -----------
Cash flows from financing activities:
  Issuance of common stock                                                33,749             30,161         25,861,947
  Decrease (increase) of registration costs                                   --           (746,462)            76,462
  Issuance of preferred stock                                                 --          1,911,879                 --
  Payment of dividends on preferred stock                                     --                 --           (560,346)
  Proceeds from bank loan                                                100,000            300,000                 --
  Repayments of bank loan                                                     --           (164,667)          (283,333)
  Payments of capital lease obligations                                  (40,992)          (159,911)          (550,914)
  Issuance of loans to stockholders                                           --            (33,085)                --
  Repayments of loans to stockholders                                         --              1,750              2,914
                                                                     -----------        -----------        -----------
Net cash provided by financing activities                                 92,757          1,139,665         25,216,730
                                                                     -----------        -----------        -----------

Net (decrease) increase in cash and cash equivalents                    (155,650)           897,378           (570,792)

Cash and cash equivalents at beginning of year                           770,967            615,317          1,512,695
                                                                     -----------        -----------        -----------
Cash and cash equivalents at end of year                             $   615,317          1,512,695            941,903
                                                                     ===========        ===========        ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes                       $    44,989            441,599          1,941,013
                                                                     ===========        ===========        ===========
  Cash paid during the period for interest                           $    31,427             80,373            224,112
                                                                     ===========        ===========        ===========
  Fixed assets acquired pursuant to capital leases                   $   206,000          1,121,979          1,417,569
                                                                     ===========        ===========        ===========
  Accrual of dividends on preferred stock                            $   427,121            524,808             82,346
                                                                     ===========        ===========        ===========
  Forgiveness of dividends on preferred stock                        $        --          1,799,909               --
                                                                     ===========        ===========        ===========

   See accompanying notes to consolidated financial statements.

                         IMPATH INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)  ORGANIZATION

       Impath Inc. (the "Company") was incorporated on March 1, 1988 under the laws of the State of Delaware. The Company was organized for the purpose of establishing a specialized facility dedicated to the use of the most sophisticated technologies to provide diagnostic and prognostic information to physicians specializing in cancer. The company conducts these analyses by utilizing immunohistochemistry, flow and image cytometry and molecular pathology technologies. The Company's affiliates include IMPATH-HDC, Inc., a wholly owned subsidiary which comprises the Company's cytogenetics testing facility; IMPATH Information Services, Inc., a wholly owned subsidiary, and a 50% owned limited liability company, IMPATH Registry L.L.C. IMPATH Information Services, Inc. and IMPATH Registry L.L.C. will facilitate the Company's ongoing effort to link its diagnostic and prognostic information to patient outcomes data and provide referring physicians with specific treatment pathways. The Company's revenues are derived through:

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


(2)    SIGNIFICANT ACCOUNTING POLICIES

   (A)  CASH EQUIVALENTS

               Cash equivalents consist of US Treasury bills at December 31, 1995 in the amount of $1,481,935 and money market funds at December 31, 1996 in the amount of $565,102. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

   (B)  MARKETABLE SECURITIES

               The Company invested approximately $20,000,000 of the net proceeds from its initial public offering in a portfolio of short-term fixed income securities that are actively traded by an investment manager. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company's investments have been classified as trading securities and are stated at fair market value at each balance sheet date, with unrealized gains in the amount of $80,720 as of December 31, 1996 reported in the accompanying consolidated statement of operations. Realized gains and losses are determined on the specific identification method.

   (C)  FIXED ASSETS

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

                          IMPATH INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(2)  CONTINUED

       Software development costs represent external costs capitalized for software developed to meet the specific needs of the Company. These costs are being amortized over a five to seven year period using the straight-line method.

   (D)  REVENUE RECOGNITION

               Revenues are recognized on an accrual basis as earned at such time as the Company has completed performance of its diagnostic or prognostic services.

   (E)  INTANGIBLE ASSETS

               The excess of cost over net assets acquired (goodwill) is being amortized on a straight line basis over a period of 15 years. Other acquired intangibles are being amortized over their estimated useful lives of approximately seven years.

   (F)  INCOME TAXES

               Income taxes are provided pursuant to the asset and liability method as described in SFAS No.109 ("SFAS 109"). SFAS 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under SFAS 109, deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse.

   (G)  CONCENTRATION OF CREDIT RISKS

               The Company invests its cash and investments in deposits with major U.S. financial institution's money market funds, and fixed income securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. To date, the Company has not experienced any significant losses on its cash equivalents and marketable securities.

   (H)  EQUITY SECURITY TRANSACTIONS

               From inception through the Company's initial public offering in February 1996 (the "IPO"), the Board of Directors had established the fair value of common shares, Series A,B, C and D mandatorily redeemable convertible preferred stock, stock options and warrants based on facts and circumstances existing at the dates such equity transactions occurred, including the price at which equity instruments were sold to independent third parties. Subsequent to the IPO, fair market value of equity instruments is determined based on the quoted market price of the Company's stock.

                          IMPATH INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)  CONTINUED

   (I)  STOCK-BASED COMPENSATION

               Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Such amounts are amortized over the respective vesting periods of the option grant. The Company uses the fair value-based method of accounting for stock-based compensation to non-employees. Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period.

   (J)  PRO FORMA NET INCOME PER SHARE

               For periods subsequent to the Company's IPO, pro-forma net income per share is calculated by dividing the net income by the weighted average number of common shares outstanding for the respective periods adjusted for the dilutive effect of common stock equivalents, which consist of stock options and warrants, using the treasury stock method. Common stock equivalents that are anti-dilutive are excluded from net income per share.

               For periods prior to the Company's IPO, pro forma net income per share is based on the weighted average number of shares of common stock outstanding including common equivalent shares from stock options and warrants, using the treasury stock method to the extent that their effect is dilutive. All stock options and warrants issued during the one-year period prior to the IPO at prices below the anticipated IPO price are presumed to have been issued in contemplation of the IPO and have been included in the calculation of pro forma net income per share as if they were outstanding for all periods presented. The calculation of shares used in computing pro forma net income per share also included all series of mandatorily redeemable preferred stock, assuming conversion into shares of common stock (using the if-converted method) from their respective original dates of issuance.

   (K)  USE OF ESTIMATES

               Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   (L)  LONG-LIVED ASSETS

               In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. There was no material effect on the financial statements from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement.

                          IMPATH INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

       SFAS NO.107, "Disclosure about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

       The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable income taxes payable, dividends payable and accrued expenses approximate fair value because of the short maturity of those instruments. Fair values of investments in marketable trading securities are based on quoted market prices.

       The fair value of the loan payable in 1995 approximated the carrying value as its stated interest rate was consistent with rates then available to the Company for similar debt instruments of comparable maturities.

(4)    BUSINESS AND CREDIT CONCENTRATIONS

       Accounts receivable, by payor class, as a percentage of total net receivables at December 31, 1995 and 1996 are as follows:


                                                   1995   1996
                                                   -----  -----

      Medicare                                       15%    24%
      Commercial insurance                           33%    37%
      Hospitals, clinics and other institutions      37%    31%
      Patients                                       15%     8%
                                                   ----   ----
                                                    100%   100%
                                                   ====   ====


(5)  FIXED ASSETS

       At December 31, 1995 and 1996, fixed assets consisted of the following:


                                                           1995       1996
                                                        ----------  ---------

      Personal computers                                $  283,096    775,895
      Software development costs                           629,361  1,106,653
      Furniture, fixtures and laboratory equipment       1,442,646  2,361,093
      Leasehold improvements                               757,560    720,915
                                                        ----------  ---------
                                                         3,112,663  4,964,555

      Less accumulated depreciation and amortization       806,924  1,572,591
                                                        ----------  ---------

                                                        $2,305,739  3,391,965
                                                       =========== ==========


       Included in the above at December 31, 1995 and 1996 are gross assets under capital leases of approximately $1,505,000 and $2,894,477, respectively, and the related accumulated amortization at such dates was approximately $390,000 and $921,200, respectively.

                          IMPATH INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)  INTANGIBLE ASSETS

       In May 1995, The Company acquired the assets and assumed certain liabilities of Oncocare, a serum analysis facility located in California, for a total purchase price of $20,000 plus assumed liabilities of $73,000. The acquisition was accounted for as a purchase and resulted in goodwill of $31,973. The results of operations of Oncocare are included in the accompanying consolidated financial statements from the date of acquisition.

       In October 1996, the Company entered into an agreement with Oncogenetics Inc. to purchase customer lists pertaining to its diagnostic and prognostic cancer business for a sum of $800,000. In conjunction with this purchase the Company obtained the option to purchase the cytogenetics business of the seller for $1, plus assumption of certain liabilities. This option was exercised in January 1997.


(7)    ACCRUED EXPENSES


       Accrued expenses are comprised of the following as of December 31, 1995 and 1996:


                                  1995     1996
                                --------  -------

 Deferred registration costs..   $236,373      --
 Salaries and related costs....   129,409  230,099
 Other accrued expenses........   119,413  144,662
                                 --------  -------
                                 $485,195  374,761
                                 ========  =======


(8)    INDEBTEDNESS AND FINANCING COMMITMENTS

       On September 21, 1995, The Company entered into a $300,000 term loan. This loan was repaid in 1996. The Company maintains a line of credit with thE Chase Manhattan Bank in the aggregate amount of $2,500,000, which expires on June 30, 1997. Borrowings bear interest at the bank's prime rate. As of December 31, 1996, there were no amounts outstanding under this line of credit.

                         IMPATH INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)  STOCKHOLDERS' EQUITY

   (A)  COMMON STOCK

       On October 13, 1995, the Board of Directors authorized the Company to file a registration statement with the Securities and Exchange Commission to register shares of its common stock in connection with an initial public offering. Such offering was consummated on February 26, 1996, for a total of 2,242,500 common shares at an offering price of $13 per share. The net proceeds to the Company amounted to approximately $25,737,000.


   (B)  PREFERRED STOCK

       Effective February 10, 1995, the Company sold 1,612,904 shares of its 8% Series D Convertible Participating Preferred Stock and warrants to purchase 42,529 shares of its common stock at $3.50 per share for an aggregate sales price of $2,000,000 (before issuance costs). The warrants are exercisable for a period of six years. No value was ascribed to these warrants for financial reporting as the Company believes such amount would not be material to the accompanying consolidated financial statements. The holders of this preferred stock had the right to convert their shares into shares of common stock, subject to certain adjustments. Concurrent with the issuance of the 8% Series D Convertible Participating Preferred Stock and common stock warrants, the terms of the outstanding Series A, B and C Redeemable Preferred Stock were revised, resulting in the elimination of all previously existing redemption rights, elimination of all previously accrued dividends in the amount of $1,799,909 and a change in the future dividend rate from 9% to 8%.

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

                          IMPATH INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)  CONTINUED

       Upon the consummation of the Company's IPO on February 26, 1996, all preferred shares were converted into 2,548,933 shares of common stock and all accrued dividends commencing February 10, 1995, totaling approximately $560,000, were paid.

   (C)  STOCK OPTION PLAN

       In February 1989, the Company adopted (and subsequently amended) a Stock Option Plan (the "Plan"),which provides for granting to certain key employees of the Company, directors and consultants, options to purchase up to 884,688 shares of common stock. Options granted are exercisable over a period not to exceed ten years and generally vest over five years.

       In August of 1995, four directors were granted options to purchase a total of 42,528 shares of common stock at an exercise price of $3.50 per share under the Company's Stock Option Plan, which vest ratably over 36 months. Management of the Company estimated the fair market value of the underlying common stock to be approximately $8.00 per share and, accordingly, recorded deferred compensation of $191,000, which amount is being amortized ratably over the vesting period. In October of 1995, three additional directors were granted options to purchase a total of 31,896 shares of common stock at an exercise price of $3.50 per share, which vest ratably over 36 months. Management of the Company estimated fair market value of the underlying common stock to be approximately $9.50 per share and, accordingly, recorded deferred compensation of $191,000, which amount is being amortized ratably over the vesting period.

       In October of 1995, the Financial Accounting Standards Board issued SFAS No.123, "Accounting for Stock-Based Compensation," which was adopted by the Company in 1996. The Company has elected not to implement the fair value-based accounting method for employee stock options, but has elected to disclose the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in the Statement.

       At December 31, 1996, there were 28,730 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $8.10 and $5.28 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0%, risk-free interest rate of 6.5%, expected volatility of 60% and an expected life of 7 years; 1995 - expected dividend yield 0%, risk-free interest rate of 7.0%, expected volatility of 60%, and an expected life of 7 years.

       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options issued at exercise prices equal to the fair market value of the stock on the grant date, with the exception of certain stock options issued in 1996 to nonemployees resulting in compensation cost of $25,263.

                          IMPATH INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)  CONTINUED

       Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                 1995       1996
                                              ----------  ---------

         Net income              As reported  $1,043,189  2,099,550
                                 Pro forma    $1,024,048  1,955,858

         Net income per share    As reported  $     0.31       0.38
                                 Pro forma    $     0.30       0.36

       Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

       The following is a summary of option activity during the years ended December 31, 1994, 1995 and 1996:


                                                       Weighted-
                            Shares                     average
                            under        Price         exercise
                           options      range ($)      price ($)
                          ----------  -----------     -----------

Options outstanding at
 December 31, 1993          261,204      .28-2.54        1.41
Granted                     204,297     2.54-3.50        2.81
Canceled                    (35,615)         2.54        2.54
                            -------

Options outstanding at
 December 31, 1994          429,886      .28-3.50        1.98
Granted                     126,692     3.50-8.00        4.21
Exercised                    (6,444)     .56-3.50         .96
Canceled                    (16,777)     .56-3.50         .56
                            -------
Options outstanding at
 December 31, 1995          533,357      .28-8.00        2.57
Granted                     247,077   11.13-18.38       14.05
Exercised                   (75,846)    .28-13.00        1.66
Canceled                    (14,962)   2.15-13.00        5.62
                            -------
Options outstanding at
 December 31, 1996          689,626     .28-18.38        6.72
                            =======     =========        ====

                          IMPATH INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)  CONTINUED

       The following table summarizes information about stock options outstanding and exercisable as of December 31, 1996:


                               Weighted
                    Number      average    Weighted  Number    Weighted
   Range of         out-       remaining   average   exercis-  average
   exercise      standing at  contractual  exercise  able at   exercise
     prices       12/31/96     life          price   12/31/96  price
---------------   --------    -----------  --------  --------  --------
$0.28-0.34            55,582  3.1 YEARS      $ 0.29    55,582    $ 0.29
   0.56               11,699  4.3 YEARS        0.56    11,699      0.56
 2.12-3.50           367,549  7.4 YEARS        2.91   214,552      2.77
 8.00-12.63           55,063  9.4 YEARS       10.54     5,861     10.92
13.00-13.75          118,433  9.1 YEARS       13.06    20,189     13.02
16.75-18.38           81,300  9.8 YEARS       16.93     2,680     17.35
                    --------                         --------
 0.28-18.38          689,626                          310,563      3.19
===============     ========                         ========    ======


       The Company currently has 763,187 shares reserved for options and warrants outstanding, as well as for future option grants.

(10)   401(K) RETIREMENT SAVINGS PLAN

       Effective June 1, 1995, The Company adopted the Impath Inc. 401(k) Retirement Savings Plan (the "Plan") benefiting certain employees. Employees who are over the age of 21 and have completed six months of service are eligible for voluntary participation in the Plan. Employees may contribute 1% to 20% of their total salaries on a before tax basis, and the Company will match up to 25% of the first 4% of employee contributions. Plan participants who were employees as of june 1, 1995 are 100% vested in all contributions. Any employees hired subsequent to June 1, 1995 are 100% vested in their own contributions and will become vested in employer contributions over a three-year period. Employer contributions for the year ended DEcember 31, 1995 and 1996 were $22,129 and $50,990, respectively.

                          IMPATH INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11)    INCOME TAXES

       The components of the provision for income taxes for 1994, 1995 and 1996 are as follows:


                                       1994       1995        1996
                                    ----------  ---------  ----------
Current:
  Federal                           $ 336,000    463,000   1,566,987
 State and local                      337,921    321,000     907,607
 Benefit of operating loss carry
 forwards                            (576,000)  (279,000)        --
                                    ---------   --------   ---------

                                       97,921    505,000   2,474,594
Deferred:
 Federal                                  --    (298,000)   (541,047)
 State and local                          --    (207,000)   (313,238)
                                    ---------   --------   ---------

                                          --    (505,000)   (854,285)
                                    ---------   --------   ---------

                                    $  97,921        --    1,620,309
                                    =========   ========   =========


       Net deferred tax assets at December 31, 1995 and 1996 are as follows:


                                      1995        1996
                                   -----------  ---------

Allowance for doubtful accounts    $  667,000   1,229,418
All other                             (77,000)    129,867
                                   ----------   ---------
                                      590,000   1,359,285

Less: Valuation allowance             (85,000)        --
                                   ----------   ---------

Deferred tax assets, net           $  505,000   1,359,285
                                   ==========   =========

       The Company has reduced its valuation allowance against net deferred tax assets in 1994, 1995 and 1996 by $470,000, $529,000 and $85,000,
       respectively, to increase the carrying value of such assets to the extent of taxes that it has paid on estimated current year taxable earnings through December 31, 1994, 1995 and 1996, respectively. As a result, management of the Company believes that it is more likely than not that future tax benefits will be realized as a result of the reversal of its temporary differences.

       A reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended December 31, 1994, 1995 and 1996 follows:


                                                 1994    1995   1996
                                                ------  ------  -----

Federal statutory income tax rate                34.0%   34.0%  34.0%
State and local taxes, net of Federal income
 tax benefit                                     23.1    20.3   10.7
Change in valuation allowance                   (48.7)  (50.7)  (2.3)
Other                                             1.7    (3.6)   1.8
                                                -----   -----   ----
                                                 10.1%    0.0%  44.2%
                                                =====   =====   ====

                          IMPATH INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (12)  Leases

       The Company utilizes laboratory and office facilities and leases equipment pursuant to the terms of operating and capital leases, which expire in 1996 through 2002 (certain leases expiring in 1999 are cancelable at the Company's option).

       The present value of future minimum lease payments (including those cancelable at the Company's option and subject to increases in the Consumer Price Index and real estate taxes) for the operating and capital leases are as follows:


                                            Operating    Capital
         Year ending December 31             leases      leases
-----------------------------------------  -----------  ---------

1997                                       $  752,052     938,252
1998                                          722,514     906,860
1999                                          537,277     501,467
2000                                          283,569     233,320
2001                                           21,989       4,187
Thereafter                                      3,939         --
                                           ----------   ---------

                                           $2,526,364   2,584,086
                                           ==========   =========
Less amount representing interest                        (449,583)
                                                       ----------
Present value of minimum lease payments                 2,134,503

Less current portion                                      704,399
                                                       ----------

                                                       $1,430,104
                                                       ==========


For the years 1994, 1995 and 1996, rent expense totaled $316,498, $472,499, and $749,168 respectively.

                               Index to Exhibits
                               -----------------

Exhibit
Number                           Description                            Page
-------  ------------------------------------------------------------   ----
   3.1   Restated Certificate of Incorporation, as amended               *
   3.2   Form of Certificate of Amendment regarding authorization        *
         of additional preferred stock
   3.3   By-laws                                                         *
   4.1   Registration Rights Agreement dated February 10, 1995           *
         among Impath Inc. and certain of its shareholders
  10.1   Master Lease Agreement dated April 11, 1995 between             *
         Impath Inc. and Financing For Science International, Inc.
  10.2   Employment letter dated October 26, 1993 between Impath         *
         Inc. and Bruce C. Horten, M.D.
  10.3   Employment letter dated March 7, 1994 between Impath            *
         Inc. and John P. Gandolfo
  10.4   Space Lease dated August 29, 1988, as amended, between          *
         166 East 61st Street Associates and BioPath, Inc.
         (predecessor corporation to Impath Inc.)
  10.5   Sublease dated April 1992, between Zeller 1010 Formals,         *
         Inc. and Impath Inc.
  10.6   Space Lease dated September 27, 1991, as amended,               *
         between 166 East 61st Street Associates and Impath
         Laboratories Inc.
  10.7   Assignment and Assumption of Lease Agreement dated              *
         August 1, 1990, as amended, between Mitchell Manning
         Associates, Inc. and Impath Inc.
  10.8   Space Lease Agreement dated April 20, 1995 between              *
         OMA Del Aire Properties and Impath Laboratories Inc.
  10.9   Floating Rate Promissory Note in the principal amount of        *
         $300,000 made by Impath Inc. in favor of Chemical Bank
  10.10  1989 Stock Option Plan                                          *
  10.11  Form of Indemnification Agreement with directors                *

Exhibit
Number                      Description                                 Page
-------  -------------------------------------------------------        ----

  10.12  Lease Modification Agreement dated as of April 24, 1995         *
         between 166 East 61st Street Associates and Impath
         Laboratories Inc.
  11     Statement regarding Computation of Per Share Earnings
  23     Consent of KPMG Peat Marwick LLP
  24     Power of Attorney (see "Power of Attorney" in
         Form 10-K)
  27     Financial Data Schedule
_______________________
* Incorporated by reference to the exhibit of the same number filed with the Registration Statement on Form S-1 of Impath Inc. (File No. 33-98916).