Form 10-K405/A
period 1996-12-31
IMPATH INC
filed 1997-05-07
CIK 1003114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                   YEAR ENDED DECEMBER 31, 1996 COMPARED WITH
                          YEAR ENDED DECEMBER 31, 1995

     The Company's total revenues in 1996 and 1995 were $21,965,000 and $14,714,000, respectively, representing an increase of $7,251,000, or 49.3%, in 1996. This growth was primarily attributable to a 28.3% increase in case volume resulting from increased sales and marketing activities. In addition, revenue realization per case increased due to payor mix and product mix changes toward cases that carry a higher reimbursement rate.

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

     In addition, rent expense and depreciation and amortization costs increased $277,000 and $391,000, respectively, due to the establishment of the Company's California facility and the development of new clinical and billing operating systems. Additional depreciation costs also resulted from the Company's expansion and database development activities. The Company also incurred an additional $283,000 in higher travel and marketing costs associated with its expanded sales, marketing and investor relation activities. As a percentage of total revenues, selling, general and administrative costs decreased to 45.0% in 1996 from 46.6% in 1995.

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

     As a result, net income in 1996 and 1995 was $2,047,000 and $1,043,000, respectively, representing an increase of $1,004,000, or 96.3%, in 1996. As a percentage of total revenues, net income increased to 9.3% in 1996 from 7.1% in 1995.


                   YEAR ENDED DECEMBER 31, 1995 COMPARED WITH
                          YEAR ENDED DECEMBER 31, 1994

     The Company's total revenues in 1995 and 1994 were $14,714,000 and $10,014,000, respectively, representing an increase of $4,700,000, or 46.9%, in 1995. This growth was primarily attributable to a 28.8% increase in case volume resulting from increased sales and marketing activities. In addition, revenue realization per case increased due to product mix changes towards cases which carry a higher reimbursement rate.

     Salaries and related costs in 1995 and 1994 were $6,830,000 and $4,682,000, respectively, representing an increase of $2,148,000, or 45.9%, in 1995. This increase was the result of increased personnel, as well as personnel costs incurred in connection with the establishment of the Company's California facility. As a percentage of total revenues, salaries and related costs decreased to 46.4% in 1995 from 46.8% in 1994.

     Selling, general and administrative expenses in 1995 and 1994 were $6,863,000 and $4,351,000, respectively, representing an increase of $2,512,000, or 57.7%, in 1995. The largest component of this increase was an increase in bad debt expense of approximately $784,000 associated with higher revenues and particularly revenue generated from third-party billing, which has historically had a higher bad debt rate than institutional billing. In addition, depreciation expense and equipment related rental and service costs increased by $241,000 and $156,000, respectively, due to planned laboratory and office equipment additions. The Company also incurred higher travel and recruitment expenses associated with its expanded sales, marketing and database development actives.

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

     (b)   Current Reports on Form 8-K:

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 24, 1997

                              IMPATH INC.


                              By /s/ Anu D. Saad*
                                ----------------------------------
                                     Anu D. Saad, Ph.D.
                                     President and Chief
                                     Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  April 24, 1997        By /s/ Anu D. Saad*
                                -------------------------------------
                                     Anu D. Saad, Ph.D.
                                     President, Chief Executive
                                     Officer and Director

        /s/ John P. Gandolfo            Executive Vice          April 24, 1997
-------------------------------------    President, Chief
          JOHN P. GANDOLFO               Financial Officer
                                         and Principal
                                         Accounting Officer

         /s/ John L. Cassis*            Chairman of the         April 24, 1997
-------------------------------------    Board and Director
           JOHN L. CASSIS

        /s/ Richard J. Cote*            Director                April 24, 1997
-------------------------------------
        RICHARD J. COTE, M.D.

        /s/ Richard Kessler*            Director                April 24, 1997
-------------------------------------
           RICHARD KESSLER

       /s/ Joseph A. Mollica*           Director                April 24, 1997
-------------------------------------
      JOSEPH A. MOLLICA, PH.D.

       /s/ David B. Snow, Jr.*          Director                April 24, 1997
-------------------------------------
         DAVID B. SNOW, JR.

*By:     /s/ John P. Gandolfo
  ----------------------------------
           JOHN P. GANDOLFO
           ATTORNEY-IN-FACT

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

                          IMPATH INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                  Years ended December 31, 1994, 1995 and 1996

                                                                           1994              1995               1996
                                                                       --------------     -----------      -------------
 Cash flows from operating activities:
  Net income                                                         $   868,430          1,043,189          2,047,550
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Depreciation and amortization                                         154,992            395,901            786,852
   Provision for uncollectible accounts receivable                       797,126          1,580,733          2,434,511
   Non-cash compensation                                                      --             38,469            152,847
  Deferred tax benefit                                                        --           (505,000)          (854,285)
  Changes in assets and liabilities (net of the effects
  of the acquisition of OncoCare in 1995):
   Increase in accounts receivable                                    (1,688,692)        (2,812,333)        (5,686,947)
   (Increase) decrease in prepaid expenses
    and other current assets                                               2,759           (150,254)          (251,238)
   Increase (decrease) in deposits and other assets                        9,276            (30,833)           (18,917)
   Net purchase of marketable trading securities                              --                 --        (23,395,398)
   (Decrease) increase  in accounts payable/accrued expenses            (175,270)           891,634           (381,951)
   Increase in income taxes payable                                           --             63,401            613,778
                                                                     -----------        -----------        -----------

     Total adjustments                                                  (899,809)          (528,282)       (26,600,748)
                                                                     -----------        -----------        -----------

Net cash provided by (used in) operating activities                      (31,379)           514,907        (24,553,198)
                                                                     -----------        -----------        -----------

Cash flow from investing activities:
  Acquisition of OncoCare, net of cash acquired                               --            (19,955)               --
  Acquisition of other intangibles                                            --                 --           (800,000)
  Capital expenditures                                                  (217,028)          (737,239)          (434,324)
                                                                     -----------        -----------        -----------

Net cash used in investing activities                                   (217,028)          (757,194)        (1,234,324)
                                                                     -----------        -----------        -----------
Cash flows from financing activities:
  Issuance of common stock                                                33,749             30,161         25,861,947
  Decrease (increase) of registration costs                                   --           (746,462)           746,462
  Issuance of preferred stock                                                 --          1,911,879                 --
  Payment of dividends on preferred stock                                     --                 --           (560,346)
  Proceeds from bank loan                                                100,000            300,000                 --
  Repayments of bank loan                                                     --           (164,667)          (283,333)
  Payments of capital lease obligations                                  (40,992)          (159,911)          (550,914)
  Issuance of loans to stockholders                                           --            (33,085)                --
  Repayments of loans to stockholders                                         --              1,750              2,914
                                                                     -----------        -----------        -----------
Net cash provided by financing activities                                 92,757          1,139,665         25,216,730
                                                                     -----------        -----------        -----------

Net (decrease) increase in cash and cash equivalents                    (155,650)           897,378           (570,792)

Cash and cash equivalents at beginning of year                           770,967            615,317          1,512,695
                                                                     -----------        -----------        -----------
Cash and cash equivalents at end of year                             $   615,317          1,512,695            941,903
                                                                     ===========        ===========        ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes                       $    44,989            441,599          1,941,013
                                                                     ===========        ===========        ===========
  Cash paid during the period for interest                           $    31,427             80,373            224,112
                                                                     ===========        ===========        ===========
  Fixed assets acquired pursuant to capital leases                   $   206,000          1,121,979          1,417,569
                                                                     ===========        ===========        ===========
  Accrual of dividends on preferred stock                            $   427,121            524,808             82,346
                                                                     ===========        ===========        ===========
  Forgiveness of dividends on preferred stock                        $        --          1,799,909               --
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

(4)    BUSINESS AND CREDIT CONCENTRATIONS

       Accounts receivable, by payor class, as a percentage of total net receivables at December 31, 1995 and 1996 are as follows:


                                                   1995   1996
                                                   -----  -----

      Medicare                                       15%    24%
      Commercial insurance                           33%    37%
      Hospitals, clinics and other institutions      37%    31%
      Patients                                       15%     8%
                                                   ----   ----
                                                    100%   100%
                                                   ====   ====


(5)  FIXED ASSETS

       At December 31, 1995 and 1996, fixed assets consisted of the following:


                                                           1995       1996
                                                        ----------  ---------

      Personal computers                                $  283,096    775,895
      Software development costs                           629,361  1,106,653
      Furniture, fixtures and laboratory equipment       1,442,646  2,361,093
      Leasehold improvements                               757,560    720,915
                                                        ----------  ---------
                                                         3,112,663  4,964,556

      Less accumulated depreciation and amortization       806,924  1,572,591
                                                        ----------  ---------

                                                        $2,305,739  3,391,965
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

       The present value of future minimum lease payments (including those cancelable at the Company's option and subject to increases in the Consumer Price Index and real estate taxes) for the operating and capital leases are as follows:


                                            Operating    Capital
         Year ending December 31             leases      leases
-----------------------------------------  -----------  ---------

1997                                       $  752,052     938,252
1998                                          722,514     906,860
1999                                          537,277     501,467
2000                                          283,569     233,320
2001                                           21,989       4,187
Thereafter                                      3,939         --
                                           ----------   ---------

                                           $2,321,340   2,584,086
                                           ==========   =========
Less amount representing interest                        (449,583)
                                                       ----------
Present value of minimum lease payments                 2,134,503

Less current portion                                      704,399
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

  10.12  Lease Modification Agreement dated as of April 24, 1995         *
         between 166 East 61st Street Associates and Impath
         Laboratories Inc.
  11     Statement regarding Computation of Per Share Earnings          **
  23     Consent of KPMG Peat Marwick LLP                               **
  24     Power of Attorney                                              **
  27     Financial Data Schedule                                        **
_______________________
* Incorporated by reference to the exhibit of the same number filed with the Registration Statement on Form S-1 of Impath Inc. (File No. 33-98916).
**  Previously filed.
                                      E-2