Form 10-Q
period 1997-03-31
IMPATH INC
filed 1997-05-09
CIK 1003114

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended  March 31, 1997.
                                       OR
   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission file number 0-27750
                                                -------
                                  IMPATH INC.
             (exact name of registrant as specified in its charter)

                                --------------

          DELAWARE                          8071                 13-3459685
(State or other jurisdiction of      (Primary Standard        (I.R.S. Employer
incorporation or organization)   Industrial Classification   Identification No.)
                                        Code Number)

                          1010 THIRD AVENUE, SUITE 302
                            NEW YORK, NEW YORK 10021
                                 (212) 702-8300
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes __ No X  (due to initial public offering,  ------------
              effective 2/15/96) ------------------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         CLASS                             OUTSTANDING AT MAY 6, 1997
         -----                             --------------------------
         Common Stock, par value                   5,376,362
         $.005 per share

                                     INDEX

                                  IMPATH INC.


                                                                     PAGE NUMBER
                                                                     -----------
PART I  FINANCIAL INFORMATION

Item 1  Consolidated Financial Statements (Unaudited):

        Consolidated Balance Sheets at March 31, 1997
        and December 31, 1996........................................     3

        Consolidated Statements of Operations for the Three
        Months Ended March 31, 1997 and March 31, 1996...............     4

        Consolidated Statement of Stockholders' Equity for the
        Three Months Ended March 31, 1997............................     5

        Consolidated Statements of Cash Flows for the Three
        Months Ended March 31, 1997 and March 31, 1996...............     6

        Notes to Consolidated Financial Statements...................   7-8

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations................  9-11

PART II OTHER INFORMATION
Item 6  Exhibits and Reports on Form 8-K............................. 12-15

Signatures...........................................................    16

                                  IMPATH INC.

                          Consolidated Balance Sheets

                                                                 MARCH 31,     DEC. 31,
                                                                    1997         1996
                            ASSETS                              (UNAUDITED)    (AUDITED)
                                                                ------------  -----------
Current assets:
 Cash and cash equivalents                                      $ 1,910,985      941,903
 Marketable trading securities                                   19,649,729   23,395,398
 Accounts receivable, net of allowance for doubtful accounts      9,122,491    7,059,812
 Prepaid expenses and other current assets                          633,895      524,599
 Deferred tax assets, net                                         1,359,285    1,359,285
                                                                -----------   ----------
 Total current assets                                            32,676,385   33,280,997

Fixed assets, less accumulated depreciation and amortization      3,767,174    3,391,965
Deposits and other assets                                           126,268       98,878
Goodwill, net of accumulated amortization                         2,220,840      809,542
                                                                -----------   ----------
 Total Assets                                                   $38,790,667   37,581,382
                                                                ===========   ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of capital lease obligations                   $   594,919      704,399
 Accounts payable and accrued expenses                            1,592,061    1,116,781
 Income taxes payable                                               544,282      692,193
                                                                -----------   ----------
 Total current liabilities                                        2,731,262    2,513,373
                                                                -----------   ----------
Capital lease obligations, net of current portion                 1,712,600    1,430,104

Stockholders' equity:
 Common stock, $.005 par value,                                      26,917       26,611
 Additional paid-in capital                                      32,469,960   32,357,260
 Accumulated deficit                                              2,062,355    1,498,878
                                                                -----------   ----------
                                                                 34,559,232   33,882,749

Less:
 Cost of 7,088 shares of common stock held in treasury                 (100)        (100)
 Notes receivable from officers                                     (27,900)     (28,421)
 Deferred compensation                                             (184,427)    (216,323)
                                                                -----------   ----------
 Total stockholders' equity                                      34,346,805   33,637,905
                                                                -----------   ----------
 Total liabilities and stockholders' equity                     $38,790,667   37,581,382
                                                                ===========   ==========

See accompanying notes to consolidated financial statements.

                                  IMPATH INC.

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                 THREE MONTHS ENDED MARCH 31,
                                                ------------------------------
                                                     1997            1996
                                                ---------------  -------------
Revenues:
 Net diagnostic and prognostic services             $7,824,950      4,694,350
 Contract laboratory services                           20,036         47,676
                                                    ----------     ----------
  Total revenues                                     7,844,986      4,742,026
                                                    ----------     ----------
Operating expenses,
 Salaries and related costs                          3,238,196      2,255,564
 Selling, general and administrative                 3,775,987      2,258,589
                                                    ----------     ----------
  Total operating expenses                           7,014,183      4,514,153
                                                    ----------     ----------
    Income from operations                             830,803        227,873

Interest income                                         62,644        120,738
Interest Expense                                        81,418         45,705
Gain on trading marketable securities                  202,537              -
                                                    ----------     ----------

Income before income tax expense                     1,014,566        302,906

Income tax expense                                    (451,089)      (134,740)
                                                    ----------     ----------
 Net income                                            563,477        168,166
Accrued dividends on preferred stock                         -        (82,346)
                                                    ----------     ----------
Net income available to common stockholders         $  563,477         85,820
                                                    ==========     ==========
Net income per share                                     $0.10          $0.04
                                                    ==========     ==========
Weighted average common and common
 equivalent shares outstanding                       5,754,000      4,445,000
                                                    ==========     ==========

See accompanying notes to consolidated financial statements.

                                  IMPATH INC.

                 Consolidated Statement of Stockholder's Equity
                       Three Months ended March 31, 1997
                                  (Unaudited)

                                                                                             NOTES
                                   COMMON STOCK      ADDITIONAL                            RECEIVABLE
                               -------------------     PAID-IN    ACCUMULATED   TREASURY      FROM         DEFERRED
                                 SHARES     AMOUNT     CAPITAL      EARNINGS      STOCK    STOCKHOLDER   COMPENSATION     TOTAL
                               ---------   -------   ----------   -----------   --------   -----------   ------------  ----------
Balance at December 31, 1996   5,322,286   $26,611   32,357,260   1,498,878     (100)      (28,421)      (216,323)     33,637,905
Common shares issued upon
 exercise of stock options        59,878       299      108,206                                                           108,505
Common shares issued upon
 exercise of warrant               1,286         7        4,494                                                             4,501
Repayments of loans to
 stockholders                                                                                  521                            521
Amortization of deferred
 compensation                                                                                              31,896          31,896
Net income for the period
 ended 31-Mar-97                                                    563,477                                               563,477
                               ---------   -------   ----------   ---------     -----      --------      ---------     ----------
Balance at March 31, 1997      5,383,450    26,917   32,469,960   2,062,355     (100)      (27,900)      (184,427)     34,346,805
                               =========   =======   ==========   =========     =====      ========      =========     ==========

See accompanying notes to consolidated financial statements.

                                  IMPATH INC.

                     Consolidated Statements of Cash Flows
                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------
                                                                                           1997         1996
                                                                                       -----------   ----------
Cash flows from operating activities:
 Net income                                                                            $   563,477      168,166
  Adjustments to reconcile net income to net cash provided by operating activities-
  Depreciation and amortization                                                            349,239      182,974
  Provision for uncollectible accounts receivable                                        1,100,349      582,728
  Amortization of deferred compensation                                                     31,896       31,896
    Changes in assets and liabilities:
    (Increase) in accounts receivable                                                   (2,688,028)  (1,396,387)
    (Increase) in prepaid expenses and current assets                                     (109,296)     (26,550)
    Decrease (increase) in marketable securities                                         3,745,669   (2,019,600)
    (Increase) in deposits and other assets                                                (12,390)      (6,411)
    (Decrease) in accounts payable and accrued expenses                                   (444,180)    (274,877)
    (Decrease) increase in income taxes payable                                           (147,911)         451
                                                                                       -----------   ----------
  Total adjustments                                                                      1,825,348   (2,925,776)
                                                                                       -----------   ----------
Net cash provided (used) by operating activities                                         2,388,825   (2,757,610)
                                                                                       -----------   ----------
Cash flow from investing activities:
 Purchase of Oncogenetics Inc.                                                            (750,000)           -
 Purchase of Immunodiagnostic Inc. customer list                                          (425,000)           -
 Capital expenditures                                                                     (145,279)    (150,761)
                                                                                       -----------   ----------
Net cash used in investing activities                                                   (1,320,279)    (150,761)
                                                                                       -----------   ----------
Cash flows from financing activities:
 Payment of dividends on preferred stock                                                         -     (560,346)
 Issuance of common stock                                                                  113,006   26,024,312
 Repayments of bank loan                                                                         -     (283,333)
 Payments of capital lease obligations                                                    (212,991)    (111,268)
 Payments received on officer loans                                                            521        2,914
 Deferred Registration Costs                                                                     -      746,462
                                                                                       -----------   ----------
Net cash (used) provided by financing activities                                           (99,464)  25,818,741
                                                                                       -----------   ----------
Net increase in cash and cash equivalents                                                  969,082   22,910,370
Cash and cash equivalents at beginning of period                                           941,903    1,512,695
                                                                                       -----------   ----------
Cash and cash equivalents at end of period                                             $ 1,910,985   24,423,065
                                                                                       ===========   ==========

See accompanying notes to consolidated financial statements.

                                  IMPATH INC.

                   Notes to Consolidated Financial Statements
                                  (unaudited)

GENERAL:

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.

In the opinion of Impath Inc. (the "Company" or "IMPATH"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the financial information for all periods presented. Results for the interim periods are not necessarily indicative of the results for an entire year and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

INVESTMENT:

The Company invested approximately $20,000,000 of the net proceeds from its initial public offering in a portfolio of short term fixed income securities that are actively traded by an investment manager. In accordance with Statement of Financial Accounting Standards No. 115, the Company's investments are being recorded at fair value with gains and losses reported in the Statement of Operations. At March 31, 1997, approximately $1,300,000 of securities with original maturities of three months or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in current assets.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       THREE MONTHS ENDED MARCH 31, 1997
                COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996

The Company's total revenues for the first three months of 1997 and 1996 were $7,845,000 and $4,742,000, respectively, representing an increase of $3,103,000, or 65.5%, in 1997. This growth was primarily attributable to a 37.2% increase in case volume resulting from increased sales and marketing activities. In addition, revenue realization per case increased due to product mix changes toward cases which carry higher reimbursement rates.

Salaries and related costs for the first three months of 1997 and 1996 were $3,238,000 and $2,256,000, respectively, representing an increase of $982,000, or 43.5%, in 1997. This increase was the result of increased personnel headcount due to the increase in case volume, as well as personnel costs incurred in connection with the Company's expansion. Salaries and related costs, as a percentage of total revenues decreased to 41.3% in 1997 from 47.6% in 1996.

Selling, general and administrative expenses for the first three months of 1997 and 1996 were $3,776,000 and $2,259,000, respectively, representing an increase of $1,517,000, or 67.2%, in 1997. The largest component of this increase was an increase in bad debt expense of approximately $517,000 associated with higher revenues, and a shift to more revenues requiring copayments. Third-party revenues have historically had a higher bad debt rate than institutional revenues. The Company also incurred $239,000 in selling, general and administrative expenses associated with the Phoenix based cancer testing facility acquired from Oncogenetics, Inc. in January, 1997. In addition, the Company incurred higher supply costs due to its increased volume as well as higher travel related expenses associated with expanded sales and marketing activities. Due to the costs associated with the Company's newly acquired testing facility, selling, general and administrative expenses as a percentage of total revenues increased to 48.1% in 1997 from 47.7% in 1996.

Income from operations for the first three months of 1997 and 1996 was $831,000 and $228,000, respectively, representing an increase of $603,000, or 264.5%, in 1997. The 1997 figure reflects the effect on earnings of the net operating expenses incurred in connection with the addition of the Phoenix facility, which was purchased in January, 1997. This facility was able to generate sufficient incremental volume and revenues to cover the facility's operating expenses in the first quarter of 1997. As a percentage of total revenues, income from operations increased to 10.6% in 1997 from 4.8% in 1996.

Other income, net for the first three months of 1997 and 1996 was $184,000 and $75,000, respectively, representing an increase of $109,000 in 1997. The increase was the result of increased income generated from trading gains on marketable securities using the proceeds of the Company's initial public offering of common stock in February 1996, partially offset by increased interest expense due to additional capital lease obligations.

The tax provision for the first three months of 1997 of approximately $452,000 reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 1997 to be approximately 45% which is in line with the current provision.

As a result, net income for the first three months of 1997 and 1996 was $563,000 and $168,000, respectively, representing an increase of $395,000 or 235% in 1997. As a percentage of total revenues, net income increased to 7.2% in 1997 from 3.5% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations through its February 1996 initial public offering, the private issuance of convertible preferred stock, secured term loans and operating and capital equipment leases. Since its inception, the Company has raised approximately $32,500,000 of capital through the initial public offering of Common Stock and private placements of preferred stock, all of which was converted into common stock at the closing of the initial public offering. The Company's working capital and capital expenditure needs have increased and are expected to continue to increase as the Company expands its existing facilities and pursues its growth strategy.

The Company's cash and cash equivalent balances at March 31, 1997 and December 31, 1996 were $1,911,000 and $942,000, respectively, representing an increase of $969,000 in 1997. The Company has also invested approximately $20,000,000 in a portfolio of fixed income securities managed by a Wall Street investment firm.

For the quarter ended March 31, 1997, the Company provided net cash from operating activities of approximately $2,389,000. This resulted from the sale of marketable trading securities of approximately $3,746,000, offset by an increase in accounts receivable net of allowance for bad debt of approximately $1,588,000 due to rapid sales growth. These inflows were complimented by higher net income. In addition, a portion of the proceeds from the sale of approximately $3,746,000 in marketable securities was used for company expansion activities: the $750,000 purchase of Oncogenetics Inc.'s cancer testing facility and the $425,000 purchase of Immunodiagnostic Inc's customer list.

In August 1996, the Company renewed its line of credit at an aggregate amount of $2,500,000 with the Chase Manhattan Bank. Borrowing under the line will bear interest at the Chase Manhattan Bank's prime rate. The availability of the line of credit is subject to the execution of such additional documentation as the Chase Manhattan Bank may request. As of March 31, 1997 the Company had not drawn on the line of credit.

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

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K


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



     Dated: May 9, 1997             IMPATH INC.
                                    -----------
                                    (Registrant)


     Dated: May 9, 1997             By   /s/ ANU D. SAAD
                                    --------------------
                                    Anu D. Saad, Ph.D.
                                    President and Chief
                                    Executive Officer


     Dated: May 9, 1997             By  /s/ JOHN P. GANDOLFO
                                    ------------------------
                                    John P. Gandolfo
                                    Executive Vice President,
                                    Chief Financial Officer
                                    and Principal Accounting
                                    Officer

                               INDEX TO EXHIBITS
                               -----------------

 Exhibit                                                    Page
 Number                   Description                      Number
--------   -----------------------------------------       ------

  11       Statement re Computation of Per Share Earnings
           for the Three Months Ended March 31, 1997
           and 1996 (Unaudited)                              14

  27       Financial Data Schedule                           15