Form 10-Q
period 1997-06-30
IMPATH INC
filed 1997-07-30
CIK 1003114

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended  June 30, 1997.
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Yes X No (due to initial public offering,  ----------------------------------

effective 2/15/96) ------------------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                             OUTSTANDING AT JUNE 30, 1997
-----                             ----------------------------
Common Stock, par value                    5,398,152
$  .005 per share

                                     INDEX

                                  IMPATH INC.

                                                                     PAGE NUMBER
                                                                     -----------
PART I                              FINANCIAL INFORMATION


Item 1  Consolidated Financial Statements (Unaudited):

        Consolidated Balance Sheets at June 30, 1997
        and December 31, 1996........................................  3

        Consolidated Statements of Operations for the Three and Six
        Months Ended June 30, 1997 and June 30, 1996.................  4

        Consolidated Statement of Stockholders' Equity for the Six
        Months Ended June 30, 1997...................................  5

        Consolidated Statements of Cash Flows for the Six
        Months Ended June 30, 1997 and June 30, 1996.................  6


        Notes to Consolidated Financial Statements...................  7


Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations................  8-10

PART II   OTHER INFORMATION
Item 6    Exhibits and Reports on Form 8-K...........................  11-15

                                  IMPATH INC.

                          Consolidated Balance Sheets


                                                                 JUNE 30,      DEC. 31,
                                                                   1997          1996
                           ASSETS                               (UNAUDITED)
                                                                -----------  ------------
Current assets:
 Cash and cash equivalents                                      $ 3,081,137   $   941,903
 Marketable trading securities                                   17,085,472    23,395,398
 Accounts receivable, net of allowance for doubtful accounts      9,879,203     7,059,812
 Prepaid expenses and other current assets                          843,496       524,599
 Deferred tax assets, net                                         1,359,285     1,359,285
 Investment (50%) in IMPATH Registry                                 75,000             -
                                                                -----------   -----------
 Total current assets                                            32,323,593    33,280,997

Fixed assets, less accumulated depreciation and amortization      4,066,470     3,391,965
Deposits and other assets                                           236,206        98,878
Goodwill, net of accumulated amortization                         2,161,087       809,542
                                                                -----------   -----------
 Total Assets                                                   $38,787,356   $37,581,382
                                                                ===========   ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of capital lease obligations                   $   877,529   $   704,399
 Accounts payable and accrued expenses                              679,846     1,116,781
 Income taxes payable                                               268,682       692,193
                                                                -----------   -----------
 Total current liabilities                                        1,826,057     2,513,373
                                                                -----------   -----------
Capital lease obligations, net of current portion                 1,581,927     1,430,104

Stockholders' equity:
 Common stock, $.005 par value                                       27,026        26,611
 Additional paid-in capital                                      32,593,235    32,357,260
 Retained Earnings                                                2,930,078     1,498,878
                                                                -----------   -----------
                                                                 35,550,339    33,882,749

Less:
 Cost of 7,088 shares of common stock held in treasury                 (100)         (100)
 Notes receivable from officers                                     (18,336)      (28,421)
 Deferred compensation                                             (152,531)     (216,323)
                                                                -----------   -----------
 Total stockholders' equity                                      35,379,372    33,637,905
                                                                -----------   -----------
 Total Liabilities and Stockholders' Equity                     $38,787,356   $37,581,382
                                                                ===========   ===========

See accompanying notes to consolidated financial statements.

                                  IMPATH INC.

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                               --------------------------               -----------------------------
                                                  1997          1996                         1997          1996
                                               -----------  -------------               --------------  -------------
Revenues:
 Net diagnostic and prognostic services        $9,249,227     $5,021,886                  $17,074,177     $9,716,236
 Contract laboratory services                      35,912         58,011                       55,948        105,686
                                               ----------     ----------                  -----------     ----------
  Total revenues                                9,285,139      5,079,897                   17,130,125      9,821,922
                                               ----------     ----------                  -----------     ----------
Operating expenses,
 Salaries and related costs                     3,836,405      2,257,961                    7,074,602      4,513,525
 Selling, general and administrative            4,106,433      2,242,402                    7,882,419      4,500,990
                                               ----------     ----------                  -----------     ----------
  Total operating expenses                      7,942,838      4,500,363                   14,957,021      9,014,515
                                               ----------     ----------                  -----------     ----------
   Income from operations                       1,342,301        579,534                    2,173,104        807,407

Interest income                                   222,151        334,069                      284,796        454,807
Interest expense                                  (63,492)       (45,042)                    (144,912)       (90,747)
Gain on trading marketable securities              40,187              -                      242,725              -
                                               ----------     ----------                  -----------     ----------

Income before income tax expense                1,541,147        868,561                    2,555,713      1,171,467

Income tax expense                               (673,424)      (369,137)                  (1,124,513)      (503,877)
                                               ----------     ----------                  -----------     ----------
 Net income                                       867,723        499,424                    1,431,200        667,590
Accrued dividends on preferred stock                    -              -                            -        (82,346)
                                               ----------     ----------                  -----------     ----------
Net income available to common stockholders    $  867,723     $  499,424                  $ 1,431,200     $  585,244
                                               ==========     ==========                  ===========     ==========
Net income per share                                $0.15          $0.09                        $0.25          $0.13
                                               ==========     ==========                  ===========     ==========
Weighted average common and common
 equivalent shares outstanding                  5,829,000      5,760,000                    5,811,000      5,118,000
                                               ==========     ==========                  ===========     ==========




See accompanying notes to consolidated financial statements.

                                  IMPATH INC.

                 Consolidated Statement of Stockholders' Equity
                         Six Months ended June 30, 1997
                                  (Unaudited)

                                                                                            NOTES
                                  COMMON STOCK       ADDITIONAL                           RECEIVABLE
                             ----------------------    PAID-IN     ACCUMULATED  TREASURY     FROM          DEFERRED
                               SHARES      AMOUNT      CAPITAL      EARNINGS     STOCK    STOCKHOLDER    COMPENSATION       TOTAL
                             -----------  ---------  -----------  ------------  -------  ------------   --------------  ------------
Balance at December 31,
 1996                          5,322,286    $26,611  $32,357,260    $1,498,878   $(100)      $(28,421)      $(216,323)   $33,637,905

Common shares issued upon
 exercise of stock options        76,686        384      198,167                                                             198,551

Common shares issued upon
 exercise of warrant               6,268         31       21,905                                                              21,936

Compensation associated
 with stock issuance                                      15,903                                                              15,903

Repayment of loans to
 stockholders                                                                                  10,085                         10,085

Amortization of deferred
 compensation                                                                                                  63,792         63,792

Net income for the period
 ended June 30, 1997                                                 1,431,200                                             1,431,200
                               ---------    -------  -----------    ----------   -----       --------       ---------    -----------
Balance at June 30, 1997       5,405,240    $27,026  $32,593,235    $2,930,078   $(100)      $(18,336)      $(152,531)   $35,379,372
                               =========    =======  ===========    ==========   =====       ========       =========    ===========


See accompanying notes to consolidated financial statements.

                                  IMPATH INC.

                     Consolidated Statements of Cash Flows
                                  (UNAUDITED)


                                                              SIX MONTHS ENDED JUNE 30,
                                                              ------------------------
                                                                 1997         1996
                                                              -----------  -----------
Cash flows from operating activities:
  Net income                                                 $ 1,431,200   $    667,590
  Adjustments to reconcile net income
    to net cash provided by operating activities-
   Depreciation and amortization                                 758,093        369,607
   Provision for uncollectible accounts receivable             2,244,369      1,132,625
   Amortization of deferred compensation                          63,792         53,160
      Changes in assets and liabilities:
      (Increase) in accounts receivable                       (4,588,759)    (3,024,939)
      (Increase) in prepaid expenses and current assets         (318,897)      (319,934)
      Decrease (increase) in marketable securities             6,309,926    (14,194,148)
      (Increase) decrease in deposits and other assets          (137,328)        21,276
      (Decrease) in accounts payable and accrued expenses     (1,356,395)      (413,008)
      (Decrease) in income taxes payable                        (423,511)       (78,415)
                                                             -----------   ------------
     Total adjustments                                         2,551,290    (16,453,776)
                                                             -----------   ------------
Net cash provided (used) by operating activities               3,982,490    (15,786,186)
                                                             -----------   ------------
Cash flow from investing activities:
  Investment in IMPATH Registry                                  (75,000)             -
  Purchase of Oncogenetics Inc.                                 (750,000)             -
  Purchase of Immunodiagnostic Inc. customer list               (425,000)             -
  Capital expenditures                                          (440,675)      (210,904)
                                                             -----------   ------------
Net cash used in investing activities                         (1,690,675)      (210,904)
                                                             -----------   ------------
Cash flows from financing activities:
 Issuance of common stock                                        236,390     26,031,712
 Payment of dividends on preferred stock                               -       (560,346)
 Repayment of bank loan                                                -       (283,333)
 Payments of capital lease obligations                          (399,056)      (226,629)
 Payments received on officer loans                               10,085          2,914
 Deferred Registration Costs                                           -        474,179
                                                             -----------   ------------
Net cash (used) provided by financing activities                (152,581)    25,438,497
                                                             -----------   ------------
Net increase in cash and cash equivalents                      2,139,234      9,441,407
Cash and cash equivalents at beginning of period                 941,903      1,512,695
                                                             -----------   ------------
Cash and cash equivalents at end of period                   $ 3,081,137   $ 10,954,102
                                                             ===========   ============


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

NET INCOME PER SHARE:

Net income per share is based on the weighted average number of shares of common stock outstanding after giving effect to the conversion (calculated using the as-converted method) of the convertible preferred stock that converted upon the completion of the Company's initial public offering in February 1996. Common equivalent shares from stock options and warrants are included in the computation using the treasury stock method to the extent their effect is dilutive. All stock options and warrants issued within a one year period prior to the initial public offering have been treated as outstanding before the completion of the offering.

INVESTMENT:

The Company invested approximately $20,000,000 of the net proceeds from its initial public offering in a portfolio of short term fixed income securities that are managed by a Wall Street investment firm. In accordance with Statement of Financial Accounting Standards No. 115, the Company's investments are being recorded at fair value with gains and losses reported in the Statement of Operations. At June 30, 1997, approximately $1,300,000 of securities with original maturities of three months or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in current assets.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 1997
                 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

The Company's total revenues for the three months ended June 30, 1997 and 1996 were $9,285,000 and $5,080,000, respectively, representing an increase of $4,205,000, or 82.8%, in 1997. This growth was primarily attributable to a 56.1% increase in case volume resulting from increased sales and marketing activities, as well as the successful integration of our two recent acquisitions
- certain assets of Arizona based Oncogenetics and Florida based Immunodiagnostic Laboratories. In addition, revenue realization per case increased due to product mix changes toward cases which carry higher reimbursement rates, as well as a shift in the payor mix from institutional billing to third party.

Salaries and related costs for the first three months ended June 30, 1997 and 1996 were $3,836,000 and $2,258,000, respectively, representing an increase of $1,578,000, or 69.9%, in 1997. This increase was the result of increased personnel required due to the increase in case volume, as well as personnel costs incurred in connection with the Company's expansion. Salaries and related costs, as a percentage of total revenues decreased to 41.3% in 1997 from 44.5% in 1996.

Selling, general and administrative expenses for the three months ended June 30, 1997 and 1996 were $4,106,000 and $2,242,000, respectively, representing an increase of $1,864,000, or 83.1%, in 1997. This increase was due to an increase in bad debt expense of approximately $595,000 as a result of higher revenues and a shift to more revenues requiring copayments. Third-party revenues have historically had a higher bad debt rate than institutional revenues. In addition, there was an increase in operating expenses of approximately $416,000 incurred by the Company's new Arizona based cancer testing facility which was acquired in January, 1997. The Company incurred over $407,000 in higher supply and courier costs due to increased volume and the logistics required to service the Company's expanding oncology office based business. Finally, depreciation and amortization costs increased $225,000 primarily due to the Company's two recent acquisitions and the development of an outcomes database. The Company also incurred higher travel related expenses and professional fees associated with expanded sales, marketing and investor relations activities. Due to the costs associated with the Company's newly acquired testing facility, selling, general and administrative expenses as a percentage of total revenues increased to 44.2% in 1997 from 44.1% in 1996.

Income from operations for the three months ended June 30, 1997 and 1996 was $1,342,000 and $580,000, respectively, representing an increase of $762,000, or 131.5%, in 1997. The 1997 figure reflects increased Company operating margins from its core diagnostic and prognostic services as well as the effect on earnings of the net operating income generated from the Arizona cancer testing facility which was acquired in January, 1997. As a percentage of total revenues, income from operations increased to 14.5% in 1997 from 11.4% in 1996.

Other income, net for the three months ended June 30, 1997 and 1996 was $199,000 and $289,000, respectively, representing a decrease of $90,000 in 1997. This decrease was due to a decrease of approximately $3,500,000 in the amount invested in fixed income securities. The proceeds from the sale of securities are being used to fund the Company's expansion and database development activities.

The tax provision for the three months ended June 30, 1997 of approximately $673,000 reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 1997 to be approximately 44% which is in line with the current provision.

As a result, net income for the three months ended June 30, 1997 and 1996 was $868,000 and $499,000, respectively, representing an increase of $369,000 or 74.0% in 1997. The increase in net income is due to the effect described above.

                         SIX MONTHS ENDED JUNE 30, 1997
                  COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996


The Company's total revenues for the six months ended June 30, 1997 and 1996 were $17,130,000 and $9,822,000, respectively, representing an increase of $7,308,000 or 74.4%, in 1996. This growth was primarily due to a 52.2% increase in case volume resulting from increased sales and marketing activities, as well as the successful integration of our two recent acquisitions-certain assets of Arizona based Oncogenetics and Florida based Immunodiagnostic Laboratories. In addition, revenue realization per case increased as a result of product mix changes toward cases with higher reimbursement rates.

Salaries and related costs for the six months ended June 30, 1997 and 1996 were $7,075,000 and $4,514,000, respectively, representing an increase of $2,561,000 or 56.7%, in 1997. This increase was due to case volume growth and personnel costs associated with the Company's recent acquisitions which commenced in January 1997. Salaries and related costs, as a percentage of total revenues decreased to 41.3% in 1997 from 46.0% in 1996.

Selling, general and administrative expenses for the six months ended June 30, 1997 and 1996 were $7,882,000 and $4,501,000, respectively, representing an increase of $3,381,000 or 75.1% in 1997. This increase was due to an increase in bad debt expense of approximately $1,112,000 associated with higher revenues, as well as a shift to more revenues requiring copayments. The Company also incurred $640,000 in additional operating expenses associated with the Company's new Arizona based cancer testing facility which was acquired in January, 1997. In addition, the Company incurred over $675,000 in higher supply and courier costs due to increased volume and the logistics required to service the Company's rapidly growing oncology office based business. Finally, depreciation and amortization costs increased approximately $400,000 primarily due to the Company's two recent acquisitions and the development of an outcomes database. The Company also incurred higher travel related expenses and professional fees associated with expanded sales, marketing and investor relations activities. As a result of these factors, selling, general and administrative expenses as a percentage of total revenues increased to 46.0% in 1997 from 45.9% in 1996.

Income from operations for the six months ended June 30, 1997 and 1996 was $2,173,000 and $807,000, respectively, representing an increase of $1,366,000 or 169.3% in 1997. The 1997 figure reflects increased Company operating margins from its core diagnostic and prognostic services as well as the effect on earnings of the net operating income generated from the Arizona cancer testing facility which was acquired in January, 1997. As a percentage of total revenues, income from operations increased to 12.7% in 1997 from 8.2% in 1996.

Interest income, net for the six months ended June 30, 1997 and 1996 was $383,000 and $364,000, respectively, representing an increase of $19,000 in 1997. The increase was the result of increased interest income generated from the proceeds of the Company's initial public offering of common stock in February 1996, partially offset by increased interest expense due to additional capital lease obligations.

The tax provision for the six months ended June 30, 1997 of approximately $1,125,000 reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 1997 to be approximately 44% which is in line with the current provision.

As a result, net income for the six months ended June 30, 1997 and 1996 was $1,431,000 and $668,000, respectively, representing an increase of $763,000 or 114.2%, in 1997. As a percentage of total revenues, net income increased to 8.4% in 1997 from 6.8% in 1996.

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

The Company's cash and cash equivalent balances at June 30, 1997 and December 31, 1996 were $3,081,000 and $942,000, respectively, representing an increase of $2,139,000 in 1997. The Company also has approximately $17,000,000 at June 30, 1997 invested in a portfolio of fixed income securities managed by a Wall Street investment firm.

For the six months ended June 30, 1997, the Company provided net cash from operating activities of approximately $3,982,000. This increase was primarily the result of higher net income as well as the sale of marketable trading securities of $6,310,000. This increase was partially mitigated by an increase in accounts receivable net of allowance for bad debt of $2,344,000 due to rapid sales growth. In addition, the Company reduced its accounts payable and accrued expenses by $1,356,000.

During the first six months of 1997, the Company used approximately $1,250,000 of cash to fund its growth strategy through the acquisition of certain assets of Oncogenetics and Immunodiagnostic Laboratories, as well as a joint venture with Medical Registry Services, Inc. In addition, the Company had capital expenditures of $441,000 during the period. The Company received approximately $236,000 during the first six months of 1997 through the exercise of incentive stock options and used approximately $399,000 for the principal payments on capital lease obligations.

In August 1996, the Company renewed its line of credit at an aggregate amount of $2,500,000 with the Chase Manhattan Bank. Borrowing under the line will bear interest at the Chase Manhattan Bank's prime rate. The availability of the line of credit is subject to the execution of such additional documentation as the Chase Manhattan Bank may request. As of June 30, 1997 the Company had not drawn on the line of credit.

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



     Dated: July 30, 1997           IMPATH INC.
                                    -----------
                                    (Registrant)


     Dated: July 30, 1997           By   /s/  ANU D. SAAD
                                    ----------------------------
                                    Anu D. Saad, Ph.D.
                                    President and Chief
                                    Executive Officer


     Dated: July 30, 1997           By   /s/ JOHN P. GANDOLFO
                                    ----------------------------
                                    John P. Gandolfo
                                    Executive Vice President,
                                    Chief Financial Officer
                                    and Principal Accounting
                                    Officer

                               INDEX TO EXHIBITS
                               -----------------



 Exhibit                                                    Page
 Number                     Description                    Number
---------  ----------------------------------------------  ------

  11       Statement re Computation of Per Share Earnings
           for the Three Months and Six Months ended
           June 30, 1997 and June 30, 1996 (Unaudited)         14

  27       Financial Data Schedule                             15
