Form 10-Q
period 1997-09-30
IMPATH INC
filed 1997-11-05
CIK 1003114

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
              For the quarterly period ended  September 30, 1997.
                                       OR
   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission file number 0-27750
                                                -------
                                  IMPATH INC.
             (exact name of registrant as specified in its charter)

                             --------------------

           DELAWARE                          8071               13-3459685
(State or other jurisdiction of      (Primary Standard       (I.R.S. Employer
incorporation or organization)   Industrial Classification  Identification No.)
                                         Code Number

                          1010 Third Avenue, Suite 302
                            New York, New York 10021
                                 (212) 702-8300
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

                             --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X    No
     ---       ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                      OUTSTANDING AT SEPTEMBER 30, 1997
-----                      ---------------------------------
Common Stock, par value                5,429,238
$ .005 per share

                                     INDEX

                                  IMPATH INC.


                                                                    PAGE NUMBER
-------------------------------------------------------------------------------
PART I  FINANCIAL INFORMATION

Item 1  Consolidated Financial Statements (Unaudited):

        Consolidated Balance Sheets at September 30, 1997
        and December 31, 1996.........................................  3

        Consolidated Statements of Operations for the Three and Nine
        Months Ended September 30, 1997 and September 30, 1996........  4

        Consolidated Statement of Stockholders' Equity for the Nine
        Months Ended September 30, 1997...............................  5

        Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 1997 and September 30, 1996........  6

        Notes to Consolidated Financial Statements....................  7

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations.............   8-11

PART II OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K..........................  12-15

Signatures........................................................     16

                                  IMPATH INC.

                          Consolidated Balance Sheets


                                                                SEPTEMBER 30,    DEC. 31,
                                                                    1997           1996
                   ASSETS                                        (unaudited)
                                                                -------------  -----------
Current assets:
 Cash and cash equivalents                                        $   525,094  $   941,903
 Marketable trading securities                                     15,825,545   23,395,398
 Accounts receivable, net of allowance for doubtful accounts       10,530,461    7,059,812
 Prepaid expenses and other current assets                            780,245      524,599
 Deferred tax assets, net                                             379,506    1,359,285
 Investment (50%) in IMPATH Registry                                   75,000            -
                                                                  -----------  -----------
 Total current assets                                              28,115,851   33,280,997

Fixed assets, less accumulated depreciation and amortization        5,069,896    3,391,965
Deposits and other assets                                             227,387       98,878
Goodwill, net of accumulated amortization                           7,029,282      809,542
                                                                  -----------  -----------
 Total Assets                                                     $40,442,416  $37,581,382
                                                                  ===========  ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of capital lease obligations                     $   934,009  $   704,399
 Accounts payable and accrued expenses                                963,630    1,116,781
 Income taxes payable                                                       -      692,193
                                                                  -----------  -----------
 Total current liabilities                                          1,897,639    2,513,373

Capital lease obligations, net of current portion                   1,844,714    1,430,104

Stockholders' equity:
 Common stock, $.005 par value                                         27,146       26,611
 Additional paid-in capital                                        33,605,192   32,357,260
 Retained Earnings                                                  3,853,337    1,498,878
                                                                  -----------  -----------
                                                                   37,485,675   33,882,749

Less:
 Cost of 7,088 shares of common stock held in treasury                   (100)        (100)
 Notes receivable from officers                                       (15,835)     (28,421)
 Deferred compensation                                               (769,677)    (216,323)
                                                                  -----------  -----------
 Total stockholders' equity                                        36,700,063   33,637,905
                                                                  -----------  -----------
 Total Liabilities and Stockholders' Equity                       $40,442,416  $37,581,382
                                                                  ===========  ===========

See accompanying notes to consolidated financial statements.

                                  IMPATH INC.

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                  Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
                                               ------------------------  --------------------------
                                                  1997         1996          1997          1996
                                               -----------  -----------  ------------  ------------
Revenues:
 Net diagnostic and prognostic services        $9,274,313   $5,312,255   $26,348,490   $15,028,491
 Contract laboratory services                      54,415       57,779       110,363       163,465
                                               ----------   ----------   -----------   -----------
  Total revenues                                9,328,728    5,370,034    26,458,853    15,191,956
                                               ----------   ----------   -----------   -----------
Operating expenses:
 Salaries and related costs                     3,809,526    2,251,841    10,884,128     6,765,367
 Selling, general and administrative            4,053,405    2,343,144    11,935,824     6,844,134
                                               ----------   ----------   -----------   -----------
  Total operating expenses                      7,862,931    4,594,985    22,819,952    13,609,501
                                               ----------   ----------   -----------   -----------
    Income from operations                      1,465,797      775,049     3,638,901     1,582,455

Interest income                                   265,484      124,098       550,279       499,084
Interest expense                                  (82,610)     (58,400)     (227,522)     (149,147)
Gain on trading marketable securities                   -      211,275       242,726       291,094
                                               ----------   ----------   -----------   -----------

Income before income tax expense                1,648,671    1,052,022     4,204,384     2,223,486

Income tax expense                               (725,412)    (449,671)   (1,849,925)     (953,548)
                                               ----------   ----------   -----------   -----------
 Net income                                       923,259      602,351     2,354,459     1,269,938

Accrued dividends on preferred stock                    -            -             -       (82,346)
                                               ----------   ----------   -----------   -----------
Net income available to common stockholders    $  923,259   $  602,351   $ 2,354,459   $ 1,187,592
                                               ==========   ==========   ===========   ===========

Net Income per share:
- Primary                                           $0.16        $0.11         $0.41         $0.24
- Fully diluted                                     $0.16        $0.11         $0.40         $0.24

Weighted average common and
 common equivalent shares outstanding:
- Primary                                       5,834,000    5,707,000     5,780,000     5,359,000
- Fully diluted                                 5,856,000    5,707,000     5,835,000     5,359,000


See accompanying notes to consolidated financial statements.

                                  IMPATH INC.

                 Consolidated Statement of Stockholders' Equity
                      Nine Months ended September 30, 1997
                                  (Unaudited)

                        COMMON STOCK      ADDITIONAL
                        ------------       PAID-IN     ACCUMULATED                     NOTES RECEIVABLE     DEFERRED
                     SHARES      AMOUNT    CAPITAL      EARNINGS     TREASURY STOCK    FROM STOCKHOLDER     COMPENSATION    TOTAL
                     -------     ------   ---------   ------------   -------------    ----------------     -------------   -------
Balance at
  December 31, 1996   5,322,286  $26,611  $32,357,260  $1,498,878       $(100)          $(28,421)         $(216,323)     $33,637,905
Common shares issued
  upon exercise of
  stock options         100,684      504      324,864                                                                        325,368
Common shares issued
  upon exercise of
  warrants                6,268       31       21,905                                                                         21,936
Compensation associated
  with issuance of
  options                                     709,945                                                        (709,945)           --
Issuance of options
  related to Immunopath
  Acquisition                                 191,218                                                                        191,218
Repayment of loans to
  stockholders                                                                            12,586                              12,586
Amortization of deferred
  compensation                                                                                                156,591        156,591
Net income for the
  period ended
  September  30, 1997                                   2,354,459                                                          2,354,459
                      ---------  -------  -----------  ------------     ------------    ----------          ----------     ---------
Balance at September  5,429,238  $27,146  $33,605,192  $3,853,337          $(100)       $(15,835)           $(769,677)   $36,700,063
  30, 1997            =========  =======  ===========  ==========         ========      =========           ==========   ===========


 See accompanying notes to consolidated financial statements.

                                  IMPATH INC.

                     Consolidated Statements of Cash Flows
                                  (UNAUDITED)

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------
                                                                  1997           1996
                                                              ------------   ------------
Cash flows from operating activities:
   Net income                                                  $ 2,354,459   $  1,269,938
   Adjustments to reconcile net income
     to net cash provided by operating activities-
    Depreciation and amortization                                1,015,945        559,202
    Provision for uncollectable accounts receivable              3,430,066      1,633,492
    Deferred compensation                                          156,591         95,688
        Changes in assets and liabilities:
        (Increase) in accounts receivable                       (6,425,715)    (3,909,714)
        (Increase) in prepaid expenses and current assets         (255,646)      (451,647)
        Decrease (increase) in deferred tax asset                  979,779       (638,000)
        Decrease (increase) in marketable securities             7,569,853    (17,802,718)
        (Increase) in deposits and other assets                   (128,509)       (18,917)
        (Decrease) in accounts payable and accrued expenses     (1,072,611)      (534,920)
        Decrease (increase) in income taxes payable               (692,193)        56,023
                                                               -----------   ------------
      Total adjustments                                          4,577,560    (21,011,511)
                                                               -----------   ------------
Net cash provided (used) by operating activities                 6,932,019    (19,741,573)
                                                               -----------   ------------
Cash flows from investing activities:
   Investment in IMPATH Registry                                   (75,000)             -
   Purchase of Oncogenetics Inc.                                  (909,563)             -
   Purchase of Immunodiagnostic Inc. customer list                (425,000)             -
   Purchase of GenCare                                          (4,600,000)             -
   Capital expenditures                                         (1,022,562)      (328,309)
                                                               -----------   ------------
Net cash used in investing activities                           (7,032,125)      (328,309)
                                                               -----------   ------------
Cash flows from financing activities:
  Issuance of common stock                                         347,304     25,826,451
  Payment of dividends on preferred stock                                -       (560,346)
  Repayment of bank loan                                                 -       (283,333)
  Payments of capital lease obligations                           (676,593)      (398,101)
  Payments received on officer loans                                12,586          2,914
  Deferred registration costs                                            -        746,462
                                                               -----------   ------------
Net cash (used) provided by financing activities                  (316,703)    25,334,047
                                                               -----------   ------------
Net (decrease) increase in cash and cash equivalents              (416,809)     5,264,165
Cash and cash equivalents at beginning of period                   941,903      1,512,695
                                                               -----------   ------------
Cash and cash equivalents at end of period                     $   525,094   $  6,776,860
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

INVESTMENT:

The Company invested approximately $20,000,000 of the net proceeds from its initial public offering in a portfolio of short term fixed income securities that are managed by a Wall Street investment firm. In accordance with Statement of Financial Accounting Standards No. 115, the Company's investments are being recorded at fair value with gains and losses reported in the Statement of Operations. At September 30, 1997, all securities in the investment portfolio contained original maturities exceeding three months which were included in current assets.

ACQUISTIONS:

On September 30, 1997, IMPATH Inc. acquired certain assets of the GenCare division of Bio Reference Laboratories ("GenCare"). The purchase price for GenCare was $6,000,000, which included an initial payment of $4,600,000 made on September 1st and an obligation to pay up to $1,400,000 over a two year period, subject to certain conditions. GenCare is a New Jersey based cancer laboratory specializing in tissue-based testing and tumor marker analyses. The resulting intangible asset of $4,600,000 relates to a cusotmer list and will be amorized over 15 years.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     THREE MONTHS ENDED SEPTEMBER 30, 1997
              Compared with Three Months Ended September 30, 1996

The Company's total revenues for the three months ended September 30, 1997 and 1996 were $9,329,000 and $5,370,000, respectively, representing an increase of $3,959,000, or 73.7%, in 1997. This growth was primarily attributable to a 49.9% increase in case volume resulting from increased sales and marketing activities, as well as the successful integration of our two recent acquisitions- certain assets of Arizona-based Oncogenetics and certain assets of Florida-based Immunodiagnostic Laboratories. Revenues were adversely impacted by the UPS strike in August and slower than anticipated volume from Oncology offices in the summer months. These factors however, were partially mitigated by the increase in revenue realization per case resulting from product mix changes toward cases which carry higher reimbursement rates, as well as a payor mix shift from institutional billing to third-party.

Salaries and related costs for the three months ended September 30, 1997 and 1996 were $3,810,000 and $2,252,000, respectively, representing an increase of $1,558,000, or 69.2%, in 1997. This increase was the result of increased personnel associated with case volume growth and the Company's expansion activities. Salaries and related costs, as a percentage of total revenues, decreased to 40.8% in 1997 from 41.9% in 1996.

Selling, general and administrative expenses for the three months ended September 30, 1997 and 1996 were $4,053,000 and $2,343,000, respectively, representing an increase of $1,710,000, or 73.0%, in 1997. This increase was due to an increase in bad debt expense of approximately $685,000 as a result of higher revenues and a shift to more revenues requiring copayments. Third-party revenues have historically had a higher bad debt rate than institutional revenues. In addition, there was an increase in operating expenses of approximately $818,000 incurred by the Company's new Arizona-based cancer testing facility which was acquired in January, 1997. The Company incurred over $418,000 in higher supply and courier costs due to increased volume and the logistics required to service the Company's expanding oncology office based business. The Company also incurred higher travel related expenses and professional fees associated with expanded sales, marketing and investor relations activities. As a result of these factors, selling, general and administrative expenses as a percentage of total revenues remained essentially flat at 43.4% in 1997 compared to 43.6% in 1996.

Income from operations for the three months ended September 30, 1997 and 1996 was $1,466,000 and $775,000, respectively, representing an increase of $691,000, or 89.2%, in 1997. The 1997 figure reflects increased Company operating margins from its core diagnostic and prognostic services. As a percentage of total revenues, income from operations increased to 15.7% in 1997 from 14.4% in 1996.

Other income, net for the three months ended September 30, 1997 and 1996 was $183,000 and $277,000, respectively, representing a decrease of $94,000 in 1997. This decrease was due to a decrease of approximately $7,570,000 in the amount invested in fixed income securities. The proceeds from the sale of securities are being used to fund the Company's expansion and database development activities.

The tax provision for the three months ended September 30, 1997 of approximately $725,000 reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 1997 to be approximately 44% which is in line with the current provision.

Net income for the three months ended September 30, 1997 and 1996 was $923,000 and $602,000, respectively, representing an increase of $321,000, or 53.3%, in 1997. As a result of the factors described above, net income as a percentage of total revenues decreased to 9.9% in 1997 from 11.2% in 1996.

                      NINE MONTHS ENDED SEPTEMBER 30, 1997
               Compared with Nine Months Ended September 30, 1996


The Company's total revenues for the nine months ended September 30, 1997 and 1996 were $26,459,000 and $15,192,000, respectively, representing an increase of $11,267,000, or 74.2%, in 1996. This growth was primarily due to a 47.7% increase in case volume resulting from increased sales and marketing activities, as well as the successful integration of our two recent acquisitions-certain assets of Arizona-based Oncogenetics and certain assets of Florida-based Immunodiagnostic Laboratories. In addition, revenue realization per case increased as a result of product mix changes toward cases with higher reimbursement rates.

Salaries and related costs for the nine months ended September 30, 1997 and 1996 were $10,884,000 and $6,765,000, respectively, representing an increase of $4,119,000, or 60.9%, in 1997. This increase was due to personnel costs associated with case volume growth and the Company's recent acquisitions. Salaries and related costs, as a percentage of total revenues decreased to 41.1% in 1997 from 44.5% in 1996.

Selling, general and administrative expenses for the nine months ended September 30, 1997 and 1996 were $11,936,000 and $6,844,000, respectively, representing an increase of $5,092,000, or 74.4%, in 1997. This increase was due to an increase in bad debt expense of approximately $1,797,000 associated with higher revenues, as well as a shift to more revenues requiring copayments. The Company also incurred $2,129,000 in additional operating expenses associated with the Company's new Arizona based cancer testing facility which was acquired in January, 1997. In addition, the Company incurred over $1,045,000 in higher supply and courier costs due to increased volume and the logistics required to service the Company's rapidly growing oncology office based business. Finally, depreciation and amortization costs increased approximately $457,000 primarily due to the Company's two recent acquisitions and the development of an outcomes database. The Company also incurred higher travel related expenses and professional fees associated with expanded sales, marketing and investor relations activities. As a result of these factors, selling, general and administrative expenses as a percentage of total revenues remained flat at 45.1% in 1997 compared to 1996.

Income from operations for the nine months ended September 30, 1997 and 1996 was $3,639,000 and $1,582,000, respectively, representing an increase of $2,057,000 or 130.0% in 1997. The 1997 figure reflects increased Company operating margins from its core diagnostic and prognostic services. As a percentage of total revenues, income from operations increased to 13.8% in 1997 from 10.4% in 1996.

Other income, net for the nine months ended September 30, 1997 and 1996 was $565,000 and $641,000, respectively, representing a decrease of $76,000 in 1997. This decrease was the result of a decrease of approximately $7,570,000 in the amount invested in fixed income securities. These securities were originally purchased with the proceeds from the Company's initial public offering of common stock which commenced in February 1996. The proceeds from the sale of these securities are being used to fund the Company's expansion and database development.

The tax provision for the nine months ended September 30, 1997 of approximately $1,850,000 reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 1997 to be approximately 44% which is in line with the current provision.

Net income for the nine months ended September 30, 1997 and 1996 was $2,354,000 and $1,270,000, respectively, representing an increase of $1,084,000, or 85.4%, in 1997. As a result of the factors described above, net income as a percentage of total revenues increased to 8.9% in 1997 from 8.4% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations through its February 1996 initial public offering, the private issuance of convertible preferred stock prior to the initial public offering, secured term loans and operating and capital equipment leases. The Company's working capital and capital expenditure needs have increased and are expected to continue to increase as the Company expands its existing facilities and pursues its growth strategy.

The Company's cash and cash equivalent balances at September 30, 1997 and December 31, 1996 were $525,000 and $942,000, respectively, representing a decrease of $417,000 in 1997. The Company also has approximately $15,826,000 invested in a portfolio of fixed income securities at September 30, 1997 which is managed by a Wall Street investment firm.

For the nine months ended September 30, 1997, net cash from operating activities was approximately $6,932,000. This increase was primarily the result of higher net income as well as the sale of marketable trading securities of $7,570,000. This increase was partially off-set by an increase in accounts receivable, net of allowance for bad debt of $2,996,000 due to rapid sales growth. In addition, the Company reduced its accounts payable and accrued expenses by $1,073,000.

During the first nine months of 1997, the Company used approximately $6,010,000 of cash to fund its growth strategy through the acquisition of certain assets of Oncogenetics, Immunodiagnostics Laboratories and GenCare, a division of BioReference Laboratories Inc., as well as a joint venture with Medical Registry Services, Inc.. In addition, the Company had capital expenditures of $1,023,000 during the period. The Company received approximately $347,000 during the first nine months of 1997 through the exercise of incentive stock options and used approximately $677,000 for principal payments on capital lease obligations.

In August 1996, the Company renewed its line of credit at an aggregate amount of $2,500,000 with the Chase Manhattan Bank. Borrowing under the line will bear interest at the Chase Manhattan Bank's prime rate. The availability of the line of credit is subject to the execution of such additional documentation as the Chase Manhattan Bank may request. As of September 30, 1997 the Company had not drawn on the line of credit.

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

SIGNIFICANT/SUBSEQUENT EVENTS

On September 30, 1997, IMPATH Inc. acquired certain assets of the GenCare division of Bio Reference Laboratories ("GenCare"). The purchase price for GenCare was $6,000,000, which included an initial payment of $4,600,000 made on September 1st and an obligation to pay up to $1,400,000 over a two year period, subject to certain conditions. GenCare is a New Jersey-based cancer laboratory specializing in tissue-based testing and tumor marker analyses.

In October 1997, IMPATH Inc. purchased certain assets of Aeron Biotechnology, Inc. ("Aeron") for approximately $557,000. Aeron is a California based cancer testing facility specializing in breast cancer prognostic analysis.

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

     Dated: November 5, 1997        IMPATH INC.
                                    -----------
                                    (Registrant)


     Dated: November 5, 1997        By   /s/  ANU D. SAAD
                                    ----------------------------
                                    Anu D. Saad, Ph.D.
                                    President and Chief
                                    Executive Officer


     Dated: November 5, 1997        By   /s/ JOHN P. GANDOLFO
                                    ----------------------------
                                    John P. Gandolfo
                                    Executive Vice President,
                                    Chief Financial Officer
                                    and Principal Accounting
                                    Officer

                               INDEX TO EXHIBITS
                               -----------------

Exhibit                                                          Page
Number                 Description                              Number
-------                -----------                              ------
11        Statement re Computation of Per Share Earnings
          for the Three Months and Nine Months ended
          September 30, 1997 and September 30, 1996 (Unaudited)    14

27        Financial Data Schedule                                  15