Form 10-K
period 1997-12-31
IMPATH INC
filed 1998-03-10
CIK 1003114

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  (Mark One)
  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 0-27750

                               ----------------
                                  IMPATH INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              13-3459685
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

          521 WEST 57TH STREET                           10019
           NEW YORK, NEW YORK                         (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 698-0300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                          ON WHICH REGISTERED
             -------------------                         ---------------------
                                          None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.005 PAR VALUE
                                TITLE OF CLASS

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X   No
                                    ---     ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

     Aggregate market value as of February 27, 1998................ $183,709,188

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock, $.005 par value, as of February 27, 1998........... 5,315,198

                      DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated: None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

OVERVIEW

  IMPATH Inc. ("IMPATH" or the "Company") is a leader in providing critical information essential for making medically optimal and cost-effective cancer management decisions for individual cancer patients. The Company is focused exclusively on the analysis of cancer, combining advanced technologies and medical expertise to provide patient-specific diagnostic, prognostic and treatment information to physicians involved in the treatment of cancer.

  IMPATH believes that it currently performs more specialized analyses for difficult to diagnose cancer cases than any other institution in the world. The Company also believes that it is the leader in providing comprehensive patient-specific prognostic information for cancer. For example, IMPATH provided patient-specific prognostic information on over 20% of all breast cancer cases in the U.S. in 1997. The Company's fastest growing business is the analysis of lymphomas and leukemias, with IMPATH analyzing 12,464 of such cases in 1997, representing an increase of 122% over 1996. Lymphoma/leukemia analysis represents an area in which IMPATH's expertise and utilization of sophisticated technologies are integrated to provide information for optimal disease management.

  The Company believes that its integration of patient-specific information will be essential to a growing list of cancer diagnoses, most notably prostate, colon, lung and bladder cancer. Furthermore, as an increased understanding of the molecular basis of cancer leads to the development of new evaluation methods and therapeutic tools, IMPATH expects that the information it provides will become increasingly significant in optimizing the management of all phases of cancer, including cancer predisposition, diagnosis, prognosis, treatment determination and patient follow-up.

  The Company believes that there are significant opportunities for increased penetration of the cancer information market. IMPATH's goal is to be the comprehensive information resource to the cancer care community. IMPATH has a growing cancer database consisting of information on over 300,000 cases (the largest database of diagnostic and prognostic cancer information in the world); more than 85,000 of these cases were added in 1997 alone. The Company believes that this database, along with IMPATH's strategy of linking patient-specific information with clinical outcomes, will provide a powerful platform for establishing optimal treatment pathways for patients with cancer.

  The Company's revenues were $37.1 million in 1997, representing revenue growth of 69% over 1996. In fact, the 1997 fiscal year was IMPATH's eighth consecutive year of annual revenue growth in excess of 40%. Moreover, the fourth quarter of 1997 represented IMPATH's sixteenth consecutive quarter of record revenues. Income from operations and net income for 1997 were $5.8 million and $3.6 million, respectively, an increase of 119% and 78% over 1996.

  Certain terms relating to the Company's business which are used in this Annual Report on Form 10-K are explained in the Glossary included at the end of this Item 1.

  This Annual Report on Form 10-K contains forward-looking statements about IMPATH's plans for expansion. IMPATH's ability to achieve its plans for expansion is dependent on a variety of factors, many of which are outside of management's control. Some of the most significant factors, alone or in combination, would be the failure to manage the Company's growth successfully, the failure to integrate the businesses acquired by IMPATH successfully, an unanticipated slowdown in the health care industry (as a result of cost-containment measures, changes in governmental regulation or other factors), an unanticipated failure in the commercialization of IMPATH's cancer information database or an unanticipated loss of business. Accordingly, there can be no assurances that IMPATH will achieve its goals for expansion.

CANCER INFORMATION MARKET

  The market for cancer diagnosis, prognosis and treatment is significant and growing. After heart disease, cancer is the leading cause of death in the United States. Approximately eight million Americans alive today have been diagnosed with cancer (excluding certain skin cancers). According to the American Cancer Society, the estimated number of cancer cases diagnosed annually in the United States (excluding certain skin cancers) grew from approximately 530,000 in 1963 to approximately 1.4 million in 1997, an increase of 164%. The growth in the number of cancer cases in the United States is expected to accelerate as the leading edge of the "baby boom" population approaches 55 years of age, the age at which the incidence of cancer begins to rise sharply. Earlier diagnosis and better information have led to more effective treatment and have increased the five-year survival rate of cancer patients from 39% in 1963 to approximately 56% in 1997.

  The National Cancer Institute estimates that the direct medical costs associated with cancer will be approximately $37 billion in 1998. The Company believes that these costs will increase rapidly as a result of the growth in the number of cancer patients and the high cost of new therapies. Thus, the Company anticipates that the demand for information regarding cancer and cancer management will continue to increase.

  The diagnosis, prognosis, treatment determination and follow-up of cancer are extremely complex processes which require a multidisciplinary approach. Among the key specialties involved in cancer management are pathology (for diagnosis), surgery (for diagnosis and treatment), oncology (for treatment and follow-up), radiology (for diagnosis and follow-up) and radiation oncology (for treatment), as well as a number of other specialties for which cancer is important, such as urology and gynecology.

  IMPATH's potential market includes all physicians involved in the diagnosis and treatment of cancer in the United States. This includes approximately 16,000 pathologists and more than 7,000 oncologists (excluding radiation oncologists), as well as other specialists who treat cancer, such as surgeons and gynecologists. Historically, pathologists have been the focus of the Company's marketing efforts because they are responsible for providing the information from which most cancer management decisions flow.

  IMPATH's primary customers are the pathology departments of small- to medium-sized community hospitals (100 to 500 beds), where most cancer is diagnosed. Based upon statistics compiled by the American Hospital Association, IMPATH believes that there are approximately 2,550 hospitals which are potential users of IMPATH's services. These hospitals generally do not perform their own sophisticated cancer analyses because the low case volume per hospital does not justify establishing and maintaining the required technological capabilities, facilities and expert medical staff.

  Furthermore, health care providers increasingly are being organized into managed care networks which emphasize cost containment. IMPATH believes that these networks increasingly will outsource sophisticated cancer analysis in order to optimize patient care and control costs. The care of the cancer patient increasingly is being performed in outpatient settings, representing a shift from traditional, hospital-based care. Certain evaluations, surgical procedures and systemic treatments (e.g., chemotherapy) are now being performed at outpatient facilities, and most patient follow-up is being performed in outpatient settings rather than hospitals. These outpatient facilities generally do not have the expertise and resources to provide the information necessary for optimal cancer management.

  In order to make optimal cancer management decisions, providers and payors require information about the specific characteristics of a patient's cancer (e.g., how aggressive it is and how it can best be treated). In the past, patients have been treated based upon information gathered on entire classes of disease rather than on the individual's cancer. With the development of new targeted cancer therapies, patient-specific information has become critical to cancer treatment decisions.

COMPETITIVE ADVANTAGES OF IMPATH

  IMPATH pioneered the marketing of patient-specific diagnostic and prognostic information to medical professionals involved in cancer management. The Company believes that it now performs more analyses of difficult to diagnose cancer cases than any other institution in the world and that it is the leader in providing comprehensive patient-specific prognostic information for cancer. IMPATH has established its leadership and reputation in the cancer information market through its extensive expertise, its integration of technological advances, its emphasis on customer service and education and the cost-effectiveness of its services. IMPATH believes that these factors, which cannot be duplicated without substantial investments of time and capital, provide it with significant advantages over existing and potential competitors. In addition, as the value of the information provided by IMPATH becomes more widely recognized among the participants in the cancer management market, IMPATH expects its role in all phases of this market to become even more important.

  Expertise. IMPATH specializes in cancer tests that require a level of medical knowledge and technical expertise not found in the average community hospital and not readily accessible in academic medical centers. IMPATH believes that its medical staff has more experience in providing comprehensive tissue-based diagnostic and prognostic analyses of cancer than virtually any other group of practitioners. IMPATH currently receives an average of 360 cases per day. The experience derived from such a volume of cases leads to superior professional and technical expertise. This expertise is reflected in IMPATH's database of more than 300,000 cancer cases analyzed to date, with more than 85,000 cases added during 1997 alone. The Company is linking these data to outcomes and cost information in order to demonstrate the value of IMPATH's services to payors and to provide new cancer information services to providers, payors, biopharmaceutical and large pharmaceutical companies and clinical research organizations. See "--Company Strategy."

  Comprehensive Technology Integration. IMPATH provides a comprehensive range of cancer analyses using sophisticated technologies, including immunohistochemistry, image analysis and flow cytometry, cytogenetics, molecular pathology and serum analysis. These analyses are integrated through in-house technical and medical expertise to provide a single source for optimal patient-specific diagnostic, prognostic and treatment information, which is not available from clinical laboratories, hospitals or academic centers. In the past decade, many new evaluation methods and treatment regimens have been developed as a result of the increased understanding of the cellular and molecular biology of cancer. As new therapies targeting cancers with specific biological characteristics emerge, IMPATH believes that the demand for cancer information services that identify such characteristics will increase substantially. IMPATH intends to continue to integrate technological advances rapidly and effectively to meet this demand. See "--Technologies."

  Customer Service and Education. IMPATH's medical staff and customer service representatives emphasize quality of service, accuracy of results and speed of turnaround. The medical staff provides frequent expert consultation and generally returns results within 48 hours of receipt of a specimen. By contrast, academic medical centers often require approximately 14 days to return results and typically provide little consultation. In addition, IMPATH's sales force focuses on educating clients as to the benefits of the Company's services in managing cancer. In contrast, the sales forces of most clinical laboratory companies market hundreds of disparate, cancer and non-cancer test services, and IMPATH believes that sales personnel at these companies have limited familiarity with the individual cancer tests offered. Many academic institutions, which perform some of the same analyses as the Company, typically do not have substantial marketing or customer service resources, and the pathology laboratories at large regional hospitals are generally dedicated to servicing only their affiliated physicians. The success of IMPATH's focus on customer service and education is demonstrated not only by the Company's rapidly growing case volume, but by the fact that IMPATH's case volume from its long-term customers continues to grow. See "--Sales and Marketing."

  Cost-Effectiveness. IMPATH provides physicians with diagnostic and prognostic information necessary to determine the medically optimal therapy for each patient's specific cancer. As a result, incorrect or unnecessary treatments can often be avoided, along with the associated trauma, risk and cost, and appropriate therapies can be implemented on a timely basis. In addition, because of its high case volume, IMPATH benefits from significant economies of scale which enable the Company to provide hospitals with a valuable, cost-effective and expeditious alternative to establishing and maintaining in-house pathology laboratories. IMPATH also believes that it provides managed care networks and other payors with a source of sophisticated cancer analyses which optimize patient care while controlling costs.

COMPANY STRATEGY

  IMPATH's objective is to be the leading cancer information company and the comprehensive resource for integrating all aspects of the management of cancer information. The Company is pursuing the following strategies to achieve its objective:

  Increase market penetration of diagnostic and prognostic services. IMPATH believes that it has a significant opportunity to continue to increase its revenues and case volume from existing clients as well as through new relationships with hospitals, physicians and payors. The Company intends to continue to grow its core business by increasing the number of cases received from existing clients, continuing to incorporate new technologies and expanding the services it offers to the oncology outpatient market. Case volume for 1994 was 33,618; in 1997 that figure increased to 87,884, representing an average annual growth rate of 38.5%. In part as a result of the more complex analyses per case required to assess tumor activity, the Company's average revenue realization per case has increased as well. The average revenue realization per case (excluding cytogenetic analyses) has increased from approximately $298 in 1994 to approximately $422 in 1997, representing an average annual increase of 12.3%.

  Managed care networks represent an important business opportunity for the Company because, in many cases, unnecessary treatment can be avoided and significant cost savings can be achieved through the relatively inexpensive services provided by the Company. An IMPATH case analysis typically costs between $300 and $1,200 and contains information which can be critical for physicians to avoid ineffective courses of therapy costing many thousands of dollars. The Company intends to expand its presence in managed care by aggressively marketing the cost-effectiveness and clinical benefits of its services and assisting managed care companies in developing cancer treatment protocols.

  In order to implement this strategy, the Company intends to continue to identify and incorporate new technologies and scientific developments and to recruit and train medical, scientific, customer service and sales personnel to meet the demands of its expanding business.

  Pursue strategic acquisitions and alliances. The Company has successfully completed the acquisition and integration of several complementary regional businesses which have added to the breadth and depth of its technological expertise and services, and believes that there are other similar acquisition candidates, including companies with significant national and international presences. The Company intends to continue to pursue selective acquisitions of companies that will enhance its cancer management information database. These acquisitions also may include companies involved in health care information services and companies that have expertise in the evaluation of medical data and cost analysis.

  The Company also continues to target alliances that will broaden its information services capabilities. IMPATH has entered into a joint venture, IMPATH Registry L.L.C., with Medical Registry Services, Inc., a leading developer of cancer registry software, to develop new software products for oncologists and pathologists to evaluate and select optimal patient-specific treatment pathways based on diagnostic and prognostic information.

  Expand and enhance database. IMPATH believes that it has one of the most significant knowledge bases related to the diagnosis, prognosis and treatment of cancer. With more than 300,000 analyzed cases to date, IMPATH is rapidly incorporating the diagnostic and prognostic information generated from the analysis of these cases into its cancer information database. In over 1,200 cases, the linked data corresponding to patient treatment regimens and outcomes are incorporated into the database. IMPATH expects to continue to link data obtained from diagnostic and prognostic analyses with therapy choices and patient outcomes. The cancer database represents a comprehensive resource for the management and treatment of certain cancers. In addition, as the Company integrates cost information related to patient care into its database, the Company believes that the database will become increasingly valuable to the managed care industry. The Company intends to continue to expand and enhance its database through internal analysis and through strategic partnerships and joint ventures with oncology networks, hospital groups, managed care companies and biopharmaceutical and large pharmaceutical companies.

  Provide information to the biopharmaceutical industry. IMPATH believes that its resources will be valuable to the biopharmaceutical industry for evaluating existing and emerging diagnostic and prognostic indicators for targeted cancer therapies. The data would also permit a comparison of development-stage therapeutics with existing therapies, from an effectiveness and cost perspective. IMPATH's cancer database should also be a valuable resource for pre-clinical drug development, where potential drug therapies are screened and evaluated for specificity and potential market size.

  Target international expansion. IMPATH believes that foreign markets represent a significant opportunity for the Company to expand its cancer information business. A principal focus of the Company's international strategy will be selective acquisitions of established businesses providing services similar to those provided by the Company. IMPATH also intends to pursue this opportunity by partnering with international physician oncology networks and hospital groups. These efforts initially will focus primarily on select markets in Europe and South America and, once these relationships are established, would expand into Southeast Asia, Japan, Canada and Australia. These regions represent areas where sophisticated treatment technologies are currently in use and which the Company believes would benefit from IMPATH's services.

IMPATH'S ROLE IN THE CANCER MANAGEMENT PATHWAY

  The management of cancer involves a series of distinct steps which must be integrated in order to define a therapeutic strategy. At each step, information critical to the decision-making process must be obtained in order to make the optimal decision. Traditionally, the type of information applied to the decision-making process has been limited, and related not to an individual's cancer, but rather to an entire class of disease. IMPATH's core business is providing, through the use of integrated advanced technology, information unique to a particular patient with cancer.

  IMPATH concentrates on the use of advanced technologies to address many of the shortcomings of traditional methods of cancer assessment. The Company believes that its services will be critical to the efficient coordination and optimal implementation of all phases of the cancer management pathway.

  Predisposition. In the large majority of cancers, genetic defects occur in the course of an individual's life that may lead to the development of cancer. However, in some cases an individual has an inherited predisposition for developing certain types of cancer. It is possible that the genes responsible for this inheritance pattern may be identified prior to the overt manifestation of that cancer. In fact, it is believed that as many as 5% of certain types of cancers are based at least in part on an inherited predisposition. IMPATH currently possesses the technological expertise to detect genetic defects associated with predisposition to certain cancers. While very few predisposition genes have been identified to date (for example, genes responsible for the inherited forms of breast cancer, ovarian cancer, colon cancer and retinoblastoma), this is a very active area of research. As these genes are identified, IMPATH will be in the position to screen for these types of inheritable cancers.

  Diagnosis. IMPATH's core diagnostic analyses provide information regarding tumors that are difficult to diagnose using conventional pathology procedures. Although most tumors can be diagnosed based on visual examination by the pathologist, as many as 15% (180,000 per year in the U.S. alone) of all cancers defy specific classification by this method. This may result in treatment decisions that are approximated, incorrect or ineffective leading to unnecessary treatment, complications and increased cost. Traditionally, the therapeutic approach to a patient with cancer has been based on a purely morphological assessment of the origin of the cancer and the extent of spread, i.e., the tumor's appearance under the microscope (for example, does it look like colon cancer?) and the tumor's presence in various metastatic sites (such as regional lymph nodes and bone marrow). While this type of morphological assessment is well accepted, it has serious and critical limitations. Specifically, morphological assessment is able to provide very little information about the biological aggressiveness of an individual's cancer and can provide virtually no meaningful information regarding the treatment to which the patient's specific cancer will respond. IMPATH has shown that in a majority of cases which defy standard classification, the use of advanced technologies and the medical expertise provided by IMPATH lead to an accurate diagnosis, thus ensuring optimization of therapy, greater predictability of outcome, increased survival and decreased overall costs.

  Prognostic Assessment. IMPATH's prognostic tests provide information to pathologists and oncologists regarding the aggressiveness of a tumor. The increase in knowledge of tumor biology and the development of new technologies have made it increasingly important to determine the aggressiveness of an individual cancer in order to treat that cancer more rationally. One breast cancer may have a low biological aggressiveness, and may therefore have a very low propensity to recur, while another breast cancer (which appears identical under the microscope) may be very aggressive. These tumors should be treated very differently, but may not be if these differences are not identified. For example, post-surgical systemic treatment, such as chemotherapy, for a cancer that has a very low rate of recurrence produces limited beneficial effects, and may only expose the patient to the morbidity and expense of such treatment. On the other hand, an aggressive cancer should be treated aggressively at the earliest possible time in order to achieve maximal therapeutic benefit. IMPATH's prognostic expertise differentiates such difficult cases, providing the oncologist with the critical information necessary to treat patients effectively and to reduce morbidity and costs.

  Treatment Determination. Traditionally, therapeutic approaches to cancer have been based solely on the diagnosis and stage (or extent) of disease. For example, a patient with breast cancer is treated with a particular combination of chemotherapeutic drugs not because it is known that the cancer in question is likely to respond, but rather because a certain proportion of other breast cancers have responded in the past to similar treatment. In an increasing number of cancer cases, IMPATH provides information that can help to predict the specific types of therapy to which a particular tumor will, or will not, respond. For example, in the case of breast cancer, IMPATH provides critical information for the determination of likely patient responses to specific therapies (e.g., hormonal treatment and chemotherapy) before such therapies are administered. This type of information is becoming increasingly available for other types of tumors as well. Thus, therapies that are most likely to be beneficial can be instituted at the earliest possible time, when the impact will be the greatest. In addition, therapies which will have little effect can be avoided, thus decreasing morbidity and expense and accelerating the implementation of appropriate treatment. The Company believes that this type of patient-specific information will become essential for optimal cancer management.

  Treatment Follow-up. Once a cancer has been diagnosed, assessed and treated, the patient must often undergo many years of follow-up care involving multiple patient contacts and repeat analyses. This care not only provides for the treatment of therapeutic complications (often resulting from inappropriate therapy due to inaccurate diagnosis and insufficient assessment) but is designed to determine, at the earliest possible time, if a patient has suffered a recurrence. IMPATH has the expertise to provide highly sensitive patient monitoring in an increasing number of cancers. For example, the Company is able to establish whether or not certain types of lymphomas have recurred prior to their detection by any standard method, even sensitive microscopic analysis. The identification of tumor recurrence at the earliest possible time increases the likelihood of a beneficial therapeutic response.

TECHNOLOGIES

  Recent advances in immunology, biochemistry and molecular biology have created new tools with tremendous potential in the management of cancer patients. IMPATH specializes in cancer tests that require a sophisticated level of medical knowledge and technical expertise that is beyond the capability of pathology laboratories in the average community hospital. In fact, the expertise required to develop and maintain a high quality immuno-and molecular pathology laboratory is found in a relatively small number of top level academic institutions. Furthermore, even the most sophisticated medical centers perform only a small fraction of the tests that IMPATH performs every day. This is extremely important, as increased experience generally leads to superior professional and technical expertise. The average community hospital pathologist does not see a substantial volume or range of cases and, therefore, very rarely has the experience to choose the correct testing methodology and to evaluate the data, or the technical support to achieve high quality results. Even when these technologies exist at academic medical centers, they typically exist in different departments (e.g., pathology, genetics and molecular biology). The Company believes that there is usually no integration of information by these different departments, making it more difficult for the referring physician to diagnose and provide optimal treatment for a patient's specific cancer.

  IMPATH addresses these issues by virtue of its extensive experience in applying and performing analyses and by the background and expertise of its medical staff. IMPATH currently receives an average of 360 cases a day. Because of IMPATH's significant case volume, its professionals have been able to expand their considerable experience, and have been able to develop individual areas of expertise. IMPATH's consultants and in-house staff include internationally known experts in immuno- and molecular pathology and highly experienced technologists.

  IMPATH continues to identify and incorporate sophisticated technologies and analyses, consistent with the Company's goal of remaining at the forefront of scientific advances in cancer analysis. IMPATH integrates these technologies in order to provide comprehensive cancer information critical for optimal cancer management. Importantly, these techniques also allow for the identification of patients who will not benefit from certain types of therapy, thus avoiding the cost, pain and side effects of unnecessary treatment.

  The following chart summarizes the Company's use of technologies in its analyses of cancer:


                                          FLOW
                                        CYTOMETRY
    CATEGORY OF ANALYSIS                   AND
            AND            IMMUNOHISTO-   IMAGE   MOLECULAR               SERUM
       TYPE OF CANCER       CHEMISTRY   ANALYSIS  PATHOLOGY CYTOGENETICS ANALYSIS
    --------------------   ------------ --------- --------- ------------ --------
  Predisposition..........                             X
  Diagnosis:
   Difficult to Diagnose
    Cancers...............       X
   Lymphoma/Leukemia......       X           X         X          X
  Prognosis/Treatment De-
   termination:
   Breast.................       X           X                               X
   Lymphoma/Leukemia......       X           X         X          X
   Prostate...............       X           X                               X
   Other (e.g., Colon,
    Bladder, Ovarian).....       X           X                               X
  Follow-up:
   Breast.................                             X                     X
   Lymphoma/Leukemia......                             X          X
   Prostate...............                             X                     X
   Other (e.g., Colon,
    Bladder, Ovarian).....                             X                     X

 Immunohistochemistry

  Immunohistochemistry (IHC) is a technique wherein a monoclonal antibody is used to identify disease-specific cellular antigens. A primary antibody to an antigen of interest is incubated with test tissue sections followed by a secondary antibody complex. If the antigen is present in tissue, the primary antibody binds and the antigen-antibody reaction can be visually detected by a color product. Because cell antigens are not absolutely tissue- or tumor-specific, the immunopathologist must use panels of antibodies to construct a "fingerprint" for identification. Immunohistochemistry is superior to standard biochemical assays because it provides faster results, can be used on smaller tissue samples, has less stringent requirements for specimen storage, and, most importantly, predicts outcomes more accurately.

 Flow Cytometry and Image Analysis

  Various components of tumor cells can be quantified by flow cytometry and/or image analysis. In flow cytometry, a cell sample is stained with appropriate fluorochromes and passed through a flow chamber designed to align the stream of cells so that they are individually struck by a focused laser beam. The scattered light and fluorescent emissions are separated according to wavelength by appropriate filters and mirrors and directed to detectors which convert the emissions into electronic signals that are analyzed and stored for future display by a computer. The data are displayed on a graph of frequency (number of cells versus fluorescent energy) for a single parameter analysis or as a scattergraph for a multi-parameter evaluation. The fluorochromes used to stain cells in flow cytometry include compounds that bind to DNA and/or RNA, but fluoresce at different wavelengths for each, or that can attach to antibodies against cell surface antibodies. In image analysis, a pathologist selects the area of the specimen to be examined, and a computerized instrument using a microscope and camera then measures various components of tumor cells based on staining intensity.

 Molecular Pathology

  The next generation of commercial diagnostic and prognostic testing is generally expected to be based on molecular biology, since a disease or condition may be associated with the presence of an abnormality in DNA or RNA. A specimen may be tested for a particular disease or condition by finding and marking this abnormality. Currently, the use of molecular pathology is confined predominantly to academic centers. However, IMPATH already performs a wide range of molecular pathology analyses, including in situ hybridization
(ISH). Similar to IHC except that a DNA probe is used rather than a monoclonal antibody, in situ hybridization employs recombinant DNA technology with labeled probes to locate and identify nucleic acid sequences within cells. IMPATH also uses a DNA-based technology called Southern blotting that detects genetic rearrangements that confirm abnormalities known to be present in certain tumors. More recently, fluorescence has been used to label probes, replacing the historical use of radioactive isotopes, in a technique called fluorescence in situ hybridization (FISH). Another promising molecular pathology technique already in use at IMPATH is the amplification of specific DNA sequences by thermal cycling and subsequent electrophoresis, the most sensitive method of detecting alteration in DNA.

 Cytogenetics

  Cytogenetic analysis evaluates the genetic changes that occur at the chromosome level. Humans have 23 pairs of chromosomes, or 46 individual chromosomes in every cell. Cytogenetic methods provide for the identification of each individual chromosome using DNA-specific staining techniques to produce the unique band pattern that is characteristic of each chromosome, providing for the identification of chromosomal abnormalities like balanced translocations, deletions and gene amplifications that are consistently associated with certain cancers. The analysis involves the utilization of fresh cells obtained from blood, bone marrow or tissue specimens which have been cultured to enhance cell growth and division. The cells are then harvested and prepared in such a manner that the chromosomes and the distinct patterns of each can be seen through a microscope. The identification of chromosome changes has become extremely useful in the diagnosis and prognostic assessment of lymphomas, leukemias, soft tissue cancers (sarcomas) and pediatric cancers. The scope of this technology is expected to expand to carcinomas (such as colon, lung and prostate cancer) in the near future.

 Serum Analysis

  Blood serum markers are proteins circulating in the blood which are produced in excess by malignant tumors. These serum proteins serve as an indicator of tumor regression (decreased presence of markers) or tumor progression (increased presence of markers). Because these proteins are present in minute amounts, the technology required for detection relied, until recently, on an immunochemical procedure involving the use of radioactive isotopes. Now, however, a new generation of non-radioactive techniques is available to detect blood serum markers employing, among other methods, chemiluminescence--a novel system based on emitted light as an indicator of activity. IMPATH intends to use its newly acquired serum technology to assist oncologists in patient follow-up. For example, by monitoring levels of certain known markers, the Company can help to confirm remission or the recurrence of ovarian and prostate cancers.

CANCER MANAGEMENT THROUGH INFORMATION

  Optimal management of cancer means the best outcome at the lowest possible cost. At each step along a management pathway, the best choice is not necessarily the lowest cost alternative, but one which leads to the best outcome at the lowest overall cost. A patient with cancer has many treatment options, at widely varying costs, ranging for example from no further intervention to expensive experimental procedures such as bone marrow/stem cell transplants; however, the choice of a more expensive option may lead to a better outcome with fewer recurrences. This not only optimizes patient benefit (an obvious advantage as health care will be increasingly evaluated on the basis of outcome) but can actually lead to lower overall cost; the cost of treating recurrent disease is generally far greater than initial post-surgical interventions. Thus, outcomes and cost-effectiveness should be synergistic, and not mutually exclusive. The key to cost-effectiveness is choosing the most appropriate management pathway for the individual patient. This can only be done through the use of information derived from a patient's tumor that defines its biological uniqueness, and allows for identification of the most appropriate therapeutic options.

  Finally, cancer management is not static; approaches that represent current best practices may well be added to or modified by new developments, a process that has tremendous impetus in research institutions and biopharmaceutical companies.

  With more than 300,000 analyzed cases to date, IMPATH is rapidly incorporating the diagnostic and prognostic information generated from its analyses of cases into its cancer database. The demographics of these cases are: 151,500 breast cancer prognostics and treatment profiles; 91,500 complex cancer diagnoses; 41,500 lymphoma and leukemia classifications; and 37,500 analyses of other cancers (e.g., prostate, bladder, uterine).

  In order to provide high quality and cost-effective cancer care, oncology practices are consolidating into comprehensive coordinated cancer treatment groups and managed care organizations are increasing their presence in the oncology marketplace. IMPATH believes that it can provide these groups with information that is critical in providing such care. IMPATH also believes that the information it provides will become increasingly important to these groups as the Company develops its outcomes-oriented database to provide information for the optimal, cost-effective utilization of resources.

  IMPATH believes that the use of its services will have two fundamental impacts on cancer management: (1) optimization of patient-specific care, and
(2) the cost-effective delivery of that care. As a result, IMPATH expects to become an increasingly significant factor in helping to establish quality standards for these cancer management groups. IMPATH believes that it is well positioned to become a vital component in the integrated management of cancer.

APPLICATIONS OF IMPATH'S CANCER INFORMATION SERVICES

  Presented below are examples of how the information provided by IMPATH can be critical to optimal cancer management.

 Breast Cancer Management--Risk Assessment and Evaluation of Therapeutic
   Options

  Breast cancer is the most common cancer in women in the United States. Annually, more than 180,000 cases are diagnosed and over 44,000 women die of this disease. While the incidence of breast cancer has been increasing, the number of deaths resulting from this disease has been slowly but steadily decreasing. It is now widely recognized that earlier detection (by mammography and self examination) has played a significant role in decreased mortality. However, a significant advancement in the management of breast cancer has been the development of technologies that provide patient-specific information that allows oncologists to optimize treatment for each individual woman's cancer.

  Traditional analysis of breast cancer only assesses a patient based on what a tumor has already done, i.e., its current size and whether it has metastasized to regional lymph nodes. This approach does not provide information specific to the individual patient, but can only assess how populations of patients will fare. This approach to providing therapy in breast cancer has traditionally been based on how breast cancer generally responds to a particular regimen, and not the potential of a particular tumor to respond to such therapy.

  IMPATH's approach to breast cancer analysis is based on providing the most patient-specific information possible through the use of sophisticated technology. IMPATH provides information in two fundamental areas, from which virtually all post-surgical management decisions can be based.

  Risk Assessment. IMPATH provides information necessary to determine the aggressiveness of a tumor, not based on an assessment of the current state of the tumor, but rather on the specific cellular and molecular changes that take place in that individual tumor. This information is critical for optimal cancer management. For example, a patient with a tumor that has a very high likelihood of producing overt metastases must be treated rapidly and aggressively. On the other hand, a patient with a tumor that has very little chance of developing metastasis is not likely to benefit from aggressive systemic treatment, and may only suffer the complications and cost of such treatment.

  Assessment of Therapeutic Options. IMPATH uses some of the most significant advances in the understanding of cancer to assess more accurately the likelihood of response (or lack of responsiveness) of a tumor to a particular type of systemic therapy. This allows for better, more cost-effective cancer management, as patients can now be treated with the type of therapy to which they are most likely to respond, and can avoid treatments to which they are unlikely to respond.

  Selected examples of how IMPATH assesses risk and therapeutic options are set forth below:

  Hormone Receptors. The presence of estrogen and progesterone receptors in breast cancer identifies women who are more likely to respond to hormonal manipulation of the tumor, a commonly used therapy. This important test is now required by the American College of Surgeons. The hormonal receptor status, as examined by IHC, has been shown to be better correlated with clinical outcome than standard biochemical assays. Furthermore, smaller tumor specimens, including fine needle aspirates (FNAs), which are obtained through a less invasive, less painful and less costly procedure, can only be effectively examined by IHC.

  Oncogene Analyses. The Her-2/neu oncogene identifies tumors that are more biologically aggressive and therefore require more intensive treatment. The Her-2/neu oncogene may also identify breast cancers that are resistant to certain types of chemotherapy.

  Cell Proliferation/DNA Ploidy Analysis. Proliferative rate and ploidy have been well documented as important prognostic indicators in many cancers, including breast cancer and colon cancer. The ploidy compares the DNA content of a tumor cell with that of a normal cell. The proliferative rate measures the percentage of cells that are actively dividing. High proliferative rates and abnormal DNA content have been strongly correlated with faster progression and earlier recurrences. Using image analysis and flow cytometry, the DNA of the tumor can be examined by IMPATH using tissue specimens, FNAs and other cell specimens. IHC can also be used visually to evaluate cell proliferation.

  Detection of Occult Bone Marrow and Lymph Node Micrometastases. The single most reliable indicator of outcomes in most cancers is whether or not a tumor has spread (metastasized). However, in many cases the conventional pathologic examination is unable to detect tumor spread, even in patients who will eventually suffer tumor metastases. The basis for the development of cancer metastases is the presence of the undetected spread of tumor. Technology developed by IMPATH's founders allows for the detection of the microscopic spread of cancer prior to detection by conventional methods, including sensitive microscopic examination. The detection of lymph node and bone marrow micrometastases identifies patients at greatest risk for developing overt metastatic disease and may identify those who will most benefit from aggressive adjuvant chemotherapy. Furthermore, identifying those patients who do not have lymph node (or bone marrow) micrometastases may indicate those who will not require such therapy, and who thus can be spared the pain, side effects and substantial costs of chemotherapy. IMPATH believes that it is one of a limited number of companies currently offering tests for the detection of micrometastases, and that the detection of occult lymph node and bone marrow micrometastases will be important in identifying the risk of developing overt metastases for a wide variety of cancers, including breast, lung, colon and prostate cancer. Furthermore, in patients undergoing high-dose chemotherapy followed by stem cell transplants from one location to another within the patient's body, a correct assessment of tumor cells in the patient's bone marrow may be important to evaluate accurately the response to therapy and to avoid reinfusing a patient with cancerous cells.

  Because of its unique approach to breast cancer, IMPATH believes that it is the leader in providing the most comprehensive prognostic information essential to the management of breast cancer. The Company provided patient-specific prognostic information on over 20% of all such cases in the U.S. in 1997, more than 30% of cases diagnosed in the New York metropolitan area and over 35% of cases diagnosed in Florida, the Company's largest markets. The Company's specialized expertise in breast cancer has not only allowed it to play a significant role in optimizing patient-specific breast cancer treatment nationwide but has also allowed it to be well positioned to develop the most comprehensive outcomes-focused database in breast cancer.

 Lymphoma/Leukemia Management--Integration of Technology in Overall Cancer
     Management

  The value of IMPATH's integrated approach to providing cancer information is demonstrated in the clinical management of hematopoietic malignancies, such as lymphomas and leukemias, particularly as scientific advances improve our understanding of these diseases. The clinical management of hematopoietic malignancies requires a comprehensive approach that includes analysis by hematopathologists and the use of advanced diagnostic and prognostic technology. Most community hospitals do not have hematopathologists or the technologies required for such analyses. The Company employs four hematopathologists and uses molecular and cellular technology to diagnose and classify these hematopoietic malignancies. Using the information from an IMPATH analysis, a physician can tailor therapy to optimize the outcome for a patient. These same technologies are applied to evaluate a patient's response to therapy, and to evaluate the progression or remission of the disease.

  Lymphoma. The clinical significance of IMPATH's diagnostic technology is illustrated by the fact that during 1997, of the over 9,589 suspected lymphoma cases sent to IMPATH for analysis, more than 12% were found to be an infection or inflammation rather than cancer. Prior to the development of certain technologies used by IMPATH, such cases may have been misdiagnosed as cancer. In the cases identified by IMPATH as not being cancer, patients who were suspected of having a hematopoietic malignancy were spared the trauma, risk and cost associated with unnecessary treatment. Of the cases sent to IMPATH in 1997 that were in fact lymphomas, the technology applied by the Company permitted an assignment of the "grade" of the lymphoma, a process recommended by the International Lymphoma Study Group

(1994). The grading of lymphomas is an important process that influences the treatment decisions of physicians and can result in better outcomes for a lymphoma patient.

  Leukemia. Similar to lymphomas, leukemias represent a type of cancer where the classification and grading of the disease provides critical information that influences the selection of therapy, predicts the response to therapy and indicates the likely outcomes for the patient. The characteristics that distinguish the various types of leukemias can be identified by the technology employed by IMPATH. For example, in many cases, chromosome abnormalities identified by this technology permit the unequivocal assignment of the disease to a particular class of leukemia. As new biological characteristics associated with leukemia classes continue to be identified, the Company believes that it is well positioned to incorporate into its analyses additional tests to detect these characteristics.

 Management of Other Cancers

  Diagnostic, prognostic and therapeutic information is being integrated increasingly into the management of other cancers. As medical research progresses and as increasing numbers of treatment options evolve, IMPATH believes that its expertise will play an increasing role in the decision making processes for all cancers.

  For example, prostate cancer, like breast cancer, is a disease that is responsive to hormonal manipulation. As in the case of estrogen receptors in breast cancer, the presence of androgen receptors in prostate cancer can now be evaluated. IMPATH believes that this information will become increasingly important in the treatment and management of prostate cancer. The growth rate of the tumor is also critical; for instance, a 50-year old man with a rapidly growing cancer must be treated differently than a 90-year old man with a very slow-growing prostate cancer. IMPATH provides this information for prostate and other cancers, including breast, colon and bladder cancers.

  The determination of patient-specific characteristics in optimizing therapy is becoming essential as more outcomes-related biological determinants are defined. Important examples of this are mutations in tumor suppressor genes and oncogenes (such as Her-2/neu). The presence of these mutations in a patient with specific types of tumors (e.g., bladder, breast or colon) identifies the biological aggressiveness of that individual's tumor. Other characteristics help to establish the responsiveness to therapy. For example, if a patient's cancer has the multi-drug resistance (MDR) receptor, his/her tumor will be unresponsive to many forms of drug therapy including, for example, taxol therapy for ovarian and other cancers.

  Furthermore, the most significant problem in treating cancer is the accurate, early assessment of disease dissemination, i.e., metastases. IMPATH has a special expertise in identifying the presence of lymph node and bone marrow micrometastases, often earlier than practitioners using conventional methods. This analysis is now useful in the correct staging of prostate, colon or lung cancers and increasingly in other types of cancers.

  Information that establishes the biological aggressiveness of an individual's tumor and predicts response to therapy for that particular patient is crucial to optimizing outcome for that patient. IMPATH believes that its expertise in this area, as well as its access to increasing numbers of cancer specimens, will allow it to continue to expand its comprehensive database for predicting outcomes in various types of cancer. The Company believes that this database will be increasingly important to the medically optimal and cost-effective management of the cancer patient.

SALES AND MARKETING

  Sales Force. As of December 31, 1997, the Company's sales force consisted of 34 employees, including a Senior Vice President, Sales and Marketing, a National Sales Manager, three full-time Regional Managers and 29 sales representatives. The IMPATH sales force consists of highly trained individuals with extensive scientific backgrounds and successful sales records with health care companies. The sales force focuses on educating clients as to the benefits of the Company's services in managing cancer. IMPATH believes that the technical and clinical knowledge of its sales force distinguishes it from other companies.

  Marketing Support. IMPATH supports its sales force with extensive customer service and marketing programs. Due to the technical and scientific complexity of IMPATH's business, the Company has established a strong interactive relationship with its clients. This relationship serves to increase the reliance of the client on IMPATH and is a significant tool for encouraging business growth within the current customer base. The marketing process emphasizes educating physicians regarding the development of new technologies and the value of the information provided by IMPATH.

  Customer Service. The Company emphasizes customer service, including the provision of a comprehensive detailed report to the referring physician after each analysis is completed. These reports serve to educate pathologists and clinicians, many of whom may not be familiar with the analyses performed by IMPATH, as well as to provide authoritative support for the accuracy and validity of such analyses. In general, the Company returns its completed analysis and report to the referring physician or clinician within 48 hours of receipt of the tissue specimen, compared with approximately 14 days for academic institutions. Further, the Company's medical staff provides frequent expert consultation. The Company also employs several customer service representatives, who are responsible for inquiries made by referring physicians and provide support for the Company's sales staff. The success of IMPATH's focus on customer service and education is demonstrated not only by the Company's rapidly growing case volume, but by the fact that IMPATH's case volume from its long-term customers continues to grow.

COMPETITION

  The Company provides services in a segment of the health care industry that is highly fragmented and extremely competitive. The Company's actual or potential competitors include large university or teaching hospitals; large clinical laboratories that have substantially greater financial, marketing and logistical resources than the Company; special purpose clinical laboratories that have limited test offerings and a highly focused product and marketing strategy; and the Company's customers or potential customers who may choose to perform services similar to those performed by the Company. It is anticipated that competition will continue to increase due to such factors as the perceived potential for commercial applications of biotechnology and the continued availability of investment capital and government funding for cancer-related research. There are several large clinical laboratory companies which market a broad range of services nationally, and which have substantially greater financial, selling, logistical and laboratory resources than the Company. In addition, management has identified a number of specialized clinical laboratories in the U.S. which have test offerings which are less comprehensive than those of IMPATH and highly focused product and marketing strategies.

REIMBURSEMENT

  The Company typically bills third-party payors, such as private insurance plans, managed care plans and Medicare, as well as hospitals, for its services.

  During 1995, 1996 and 1997, the Company received the following estimated percentages of its total revenues for diagnostic and prognostic services from the respective payors identified below:

                                                     YEAR ENDED DECEMBER 31,
                                                     ---------------------------
             PAYOR                                    1995      1996      1997
             -----                                   -------   -------   -------
   Hospitals........................................      43%       37%       26%
   Private Insurance/Managed Care...................      29        35        44
   Medicare.........................................      24        25        25
   Individual Patients..............................       4         3         5
                                                     -------   -------   -------
     Total..........................................     100%      100%      100%
                                                     =======   =======   =======

  For a discussion of the changes in these percentages in 1997, see Item 7 of this Annual Report on Form 10-K.

  Medicare is a federal health insurance program that provides health insurance coverage for certain disabled persons, for persons aged 65 and older and for certain persons with end-stage renal disease. Medicaid is the state-administered and state- and federally-funded program for certain low-income individuals. To date, the Company has derived no revenues from the Medicaid program. As a participating provider, the Company bills Medicare for covered services and accepts Medicare reimbursement as payment in full for its services, subject to applicable co-payments and deductibles.

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

  The Company currently receives Medicare reimbursement through three Medicare carriers. Reimbursement rates for some services of the type or similar to the type performed by the Company have been established by Medicare and some other third-party payors, but have not been established for all services or by all carriers with respect to any particular service. Most carriers, including Medicare, do not cover services they determine to be experimental or investigational, or otherwise not reasonable and necessary for diagnosis or treatment. However, a formal coverage determination is made with respect to relatively few new procedures. When such determinations do occur for Medicare purposes, they most commonly are made by the local Medicare carrier which processes claims for reimbursement within the carrier's geographic jurisdiction. Medicare may retroactively audit and review its payments to the Company, and may determine that certain payments for services must be returned. With respect to other third-party payors, a positive coverage determination, or reimbursement without such determination, by one or more third-party payors does not assure reimbursement by other third-party payors. Significant disapprovals of payment for any of the Company's services by various carriers, reductions or delays in the establishment of reimbursement rates, and carrier limitations on the coverage of the Company's services or the use of the Company as a service provider could have a material adverse effect on the Company's future revenues.

  The services furnished by the Company are characterized for the purposes of the Medicare program as physician pathology services. As of January 1, 1992, all physician services, including pathology services, have been reimbursed by Medicare based on a new methodology known as the resource-based relative value scale ("RBRVS"), which was phased in over a four-year period. A Final Notice updating the RBRVS payment methodology, published November 25, 1992, as well as updates issued subsequently, have not had any significant effect on the Company's reimbursement rates. Under the Balanced Budget Act of 1997, Congress revised the RBRVS system to use a single conversion factor, rather than the previous three, and to change the manner in which fees are updated. The Company cannot predict what the potential impact of the change to the RBRVS system will be on the Company's future Medicare reimbursement.

QUALITY ASSURANCE

  IMPATH engages in a number of quality control procedures, many of which the Company believes exceed industry norms. For instance, the Company does not buy untested commercially available reagent test kits. Instead, each of IMPATH's reagents is selected from various suppliers based on an exhaustive in-house test of purity, batch-to-batch variability, potency and performance. IMPATH believes that its quality review procedures are superior to other centers performing similar analyses. In addition, the quality assurance program of the Company's facilities includes close attention to the Company's Standard Operating Procedures, continuing education and technical training of technologists, statistical quality control of all analytical processes, instrument maintenance, and regular inspection by governmental agencies and the College of American Pathologists (the "CAP"). The CAP is an independent non-governmental organization of board-certified pathologists which offers an accreditation program to which facilities can voluntarily subscribe. The CAP accreditation program involves both periodic inspections of the Company's facilities and participation in the CAP's proficiency testing program for all categories in which its facilities seek to attain or maintain accreditation. The Company's facilities are CAP accredited, certified by Medicare, licensed by New York State, the City of New York and the States of California and Arizona and licensed under the Clinical Laboratories Improvement Act of 1967 ("CLIA"). The Company believes it has obtained all licenses and permits required to operate its facilities. IMPATH follows the quality control and quality assurance procedures established by CLIA, the CAP and various New York State, California, Arizona and New York City agencies.

  The Company's New York and California facilities are supervised by medical directors whose qualifications meet all regulatory requirements. The Company's Arizona facility is supervised by a laboratory director whose qualifications meet all regulatory requirements governing the cytogenetics testing which is performed at the facility. The primary role of the Company's medical directors and laboratory director is to ensure the accuracy and quality of the Company's analyses. As a further quality assurance procedure, the Company periodically undergoes peer review with third-party facilities, including Norris Cancer Center and Memorial Sloan-Kettering Cancer Center. In peer review, particularly challenging diagnostic cases are referred by the Company to these cancer centers for verification of antibody tests and IMPATH's diagnostic conclusions. The results of these consultations are tabulated and discussed at monthly quality assurance meetings at the Company's offices.

  The Company also participates in a number of proficiency testing programs under which, in general, the testing body submits pre-tested samples to a facility in order to measure the facility's results against the known proficiency test value. The proficiency programs are conducted by groups such as the CAP and state and federal government regulatory agencies.

GOVERNMENT REGULATION

  As a provider of health care related services, the Company is currently subject to extensive and frequently changing federal, state and local regulations governing licensure, billing, financial relationships, referrals, conduct of operations, purchases of existing businesses, cost containment, direct employment of licensed professionals by business corporations and other aspects of the Company's business relationships. The various types of regulatory activity affect the Company's business either by controlling its growth, restricting licensure of the business entity or by controlling the reimbursement for services provided.

  Laboratory Licensure. The Company's facilities are certified or licensed under the federal Medicare program and CLIA, as amended by the Clinical Laboratory Improvement Amendments of 1988 ("CLIA '88"). Licensure is maintained under the clinical laboratory licensure laws of New York, California and Arizona, where the Company's facilities are located. The Company believes it has obtained all material laboratory licenses required for its operations. In addition, the California facility is licensed by the federal Nuclear Regulatory Commission and all three facilities are accredited by the CAP.

  The federal and state certification and licensure programs establish standards for the day-to-day operation of facilities, including, but not limited to, personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors employed by federal or state regulatory agencies. The Health Care Financing Administration conducts an on-site survey every two years. In addition, federal regulatory authorities require participation in a proficiency testing program approved by the Department of Health and Human Services ("HHS") for each of the specialties and subspecialties for which a facility seeks approval from Medicare and licensure under CLIA '88 requires participation in proficiency testing programs which involve actual testing of specimens by the facility that have been prepared by an entity running an approved program for testing.

  The Final Rule implementing CLIA '88, published by HHS on February 28, 1992, became effective September 1, 1992. This Final Rule covers all laboratories in the United States, including the Company's facilities. The Company has reviewed the Final Rule (and subsequent revisions thereto), including, among other things, the rule's requirements regarding facility administration, participation in proficiency testing, patient test management (including patient preparation, proper specimen collection, identification, preservation, transportation, processing and result reporting), quality control, quality assurance and personnel, for the types of analyses undertaken by the Company, and believes that it complies with these requirements. However, no assurances can be given that the Company's facilities will pass all future inspections conducted to ensure compliance with CLIA '88 or with any other applicable licensure or certification laws.

  Anti-Kickback/Self-Referral Regulations. The Social Security Act imposes criminal penalties and exclusions from federal health care programs (including Medicare) upon persons who make or receive kickbacks, bribes or rebates in connection with a federal health care program (including Medicare). The anti-kickback rules prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item covered by a federal health care program (including Medicare) or ordering any such covered service or item. In order to provide guidance with respect to the anti-kickback rules, the Office of the Inspector General ("OIG") issued final regulations outlining certain "safe harbor" practices, which although potentially capable of inducing prohibited referrals, would not be prohibited if all applicable requirements are met. A relationship which fails to satisfy a safe harbor is not necessarily illegal, but could be scrutinized on a case-by-case basis. In February 1997, the OIG issued an interim rule regarding its recently mandated proposals for accepting and issuing advisory opinions on the anti-kickback rules.

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

  Under another provision, known as the "Stark" law or "self-referral" prohibition, physicians who have an investment or compensation relationship with an entity furnishing clinical laboratory services (including pathology services) may not, subject to certain exceptions, refer clinical laboratory analyses for Medicare patients to that entity. Similarly, facilities may not bill Medicare or any other party for services furnished pursuant to a prohibited referral. Violation of these provisions may result in disallowance of Medicare claims for the affected analysis services, as well as the imposition of civil monetary penalties and program exclusion. Under the Stark law and the regulations implementing the law, a physician may make payments to a clinical laboratory in exchange for the facility's provision of clinical laboratory services and continue to refer Medicare patients to that laboratory, without the payments meeting any particular pricing standards. The Final Rule does make clear, however, that supplies or services, other than clinical laboratory services, purchased by a physician from a clinical laboratory must be at fair market value.

  A number of states, including New York and California, have enacted prohibitions similar to the Stark law covering referrals of non-Medicare as well as Medicare business. These rules are very restrictive, prohibit submission of claims for payment for prohibited referrals and provide for the imposition of civil monetary and criminal penalties. The Company has no prohibited relationships with any of its referrers. However, the Company is unable to predict how these laws may be applied in the future, or whether the federal government or states in which the Company operates will enact more restrictive legislation or restrictions that could under certain circumstances impact the Company's operations.

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

INSURANCE

  The Company is presently covered by general liability insurance in the amount of $6.0 million per occurrence and $7.0 million in the aggregate and has obtained professional liability insurance in the amount of $6.0 million per occurrence and $8.0 million in the aggregate for the Company's Medical Directors and other physicians. The Company's liability insurance covers claims relating to the handling and disposal of medical specimens and infectious and hazardous waste, except in the event of malfeasance or fraud by the Company. Management believes that these amounts and types of coverage are adequate to protect the Company and its property against material loss.

EMPLOYEES

  As of December 31, 1997, the Company had 249 full-time and 39 permanent part-time employees, of which 52 were management, administrative and clerical personnel, 43 were engaged primarily in marketing and sales activities and 193 were engaged in laboratory and related operations. None of the Company's employees is covered by collective bargaining agreements. The Company believes its employee relations are good.

                                   GLOSSARY

Adjuvant Chemotherapy: Therapeutic drugs used to inhibit and destroy cancer cells in addition to conventional treatment (e.g., surgery).

Antibody: A protein molecule produced by the immune system that specifically binds with an antigen.

Antigen: Any of a variety of materials that induce the body's immune system to produce antibodies.

Cancer: A generic term for any kind of malignant tumor.

Clinical: Pertaining to the sign, symptoms and course of a disease.

Diagnosis: The process for deciding what disease is present.

DNA: Deoxyribonucleic acid. The biochemical constituents of genes in chromosomes.

Electrophoresis: A method of analysis in which chemicals, usually proteins, are separated one from another by their respective electrical charges.

Fine Needle Aspirate or FNA: Specimen acquired through insertion of a thin needle into a lesion whereby cells are withdrawn using negative pressure.

Flow Cytometry: Method of analysis used to examine the staining of single cell suspensions by focusing a laser beam on each cell and measuring the emitted fluorescence.

Fluorochrome: Fluorescent light generated by excitation and emission of light of specific wavelengths using molecules with fluorescent properties.

Hematopathologist: A pathologist specializing in the study of hematolymphoid diseases, including hematopoietic malignancies.

Hematopoietic Malignancies: Cancer of the blood, lymph nodes, bone marrow and related structures.

Her-2/neu: Oncoprotein (product of an oncogene); overexpression is a negative prognostic and predictive indicator in certain cancers (primarily breast cancer).

Hormone: A chemical substance produced by an organ which has a specific regulatory effect on the activity of organs.

Immunohistochemistry or IHC: Technique that uses antibodies to identify and mark antigens expressed by cells in tissues using specific enzymes (e.g., peroxidase alkaline phosphatase).

In Situ Hybridization: Use of labeled fragments of DNA (probes) that can bind
   (hybridize) to specific, complementary sequences.

Lymph Nodes: Nodular structures scattered along the path of lymphatics. They produce and store white blood cells and filter harmful substances out of the system. They are often the first site of cancer metastases.

Lymphoma: Any neoplasm of lymphoid tissue origin.

Marker: A characteristic of any cell or cellular structure (e.g., a gene, chromosome or enzyme).

Metastases: The spread of cancerous cells from the primary site of the disease.

Micrometastases: Presence of a small number of tumor cells, particularly in the lymph nodes and bone marrow, not readily detected by microscopic examination.

Monoclonal Antibody: An antibody produced by a single clone of cells comprising a single species of antibody molecules. Reacts with only one antigen (epitope).

Mutation: An event which changes the structure of DNA in chromosomes;
   mutations can often be seen in cancer cells.

Neoplasm: The uncontrolled growth of cells resulting in a mass (tumor); often refers to cancer.

Nucleic Acid Sequences: A family of substances of large molecular weight, found in chromosomes, nucleoli, mitochondria and cytoplasm of all cells.

Occult Tumor: Clinically unidentified primary tumor with recognized metastases.

Oncogene: Abnormal genes derived from proto-oncogenes (normal counterparts);
   are associated with many cancers.

Oncology: The study of cancer.

Pathology: That branch of medicine which studies essential nature of disease, especially the structural and functional changes in tissues and organs of the body which cause or are caused by disease.

Ploidy: The number of chromosomal sets.

Prognostic: Referring to potential outcome of a disease.

Proliferation: Cell cycle kinetics, reproduction or multiplication of a cell.

Reagent: A substance used to detect, measure or react with another substance.

Receptor: A protein which specifically binds to another and mediates the biological activity of the other.

Recombinant DNA: DNA resulting from the insertion into the chain, by chemical or biological means, of a sequence of DNA (in whole or partial) not originally in that chain.

RNA: Ribonucleic acid. A nucleic acid found in all living cells and one of the major chemical constituents of nucleoli and ribosomes; involved in the transmission of genetic information from DNA to proteins.

Sarcoma: A malignant neoplasm derived from connective tissues.

Scattergraph: A density graph of flow cytometry data where individual cells are displayed as positive or negative for two antigens. The graph is divided by x and y axes to define positive and negative. The density of dots, color warmth and intensity is proportional to the number of cells per unit area.

Serum: Fluid component of blood (noncellular).

Southern Blotting: A technique in which DNA is fragmented, electrophoresed and reacted with labelled fragments of DNA (probes).

Specimen: Material sent in for evaluation, either tissue or cell suspensions
   (i.e., body fluids).

Staining: To apply reagents to cells in order to impart color to specific components.

Stem Cell Transplant: Progenitor (precursor) cells used for the bone marrow rejuvenation.

Taxol: A chemotherapeutic agent (derived from the bark of the yew tree) having broad anti-tumor activity.

Thermal Cycling: Cyclical heating and cooling in the presence of target DNA and specific DNA primers.

Tumor: A swelling or enlargement; a growth or neoplasm, often referring to cancer.

Tumor Suppressor Gene: A gene involved in the normal growth regulation of cells. Abnormalities (mutations) of tumor suppressor genes are associated with the cause and progression of cancer based on abnormal cell growth.

ITEM 2. PROPERTIES.

  The Company's main facility and executive offices are located at 521 West 57th Street, New York, New York, where the Company leases approximately 28,700 square feet of space under a 12 1/2-year lease expiring in November 2009. The lease provides for minimum aggregate annual rental payments of approximately $344,000. The Company is also required to pay for repairs, property taxes and insurance relating to this facility.

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

  The Company's Arizona facility and offices are located at 810 E. Hammond Avenue, Phoenix, Arizona, where the Company leases approximately 11,200 square feet of space under a lease which expires September 2006. The Company commenced operations at this facility in January 1997, when it completed the acquisition of certain assets of Oncogenetics, Inc. The lease provides for minimum annual rental payments of approximately $70,000. The Company is also responsible for all maintenance, property taxes and insurance relating to the facility.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock trades on the Nasdaq National Market under the symbol "IMPH." The following table sets forth the range of high and low bid prices per share for the Common Stock for the period from February 21, 1996 (the first day the Common Stock was publicly traded) through March 6, 1998.

                                                                  HIGH     LOW
                                                                 ------- -------
   FISCAL 1996
   First Quarter (beginning February 21, 1996).................. $15 3/4 $12 3/4
   Second Quarter...............................................  18      14
   Third Quarter................................................  17 3/4  10 3/4
   Fourth Quarter...............................................  18 3/4  10 1/2
   FISCAL 1997
   First Quarter................................................  20 7/8  15 3/4
   Second Quarter...............................................  27 5/8  17 1/4
   Third Quarter................................................  32 1/2  21 7/8
   Fourth Quarter...............................................  34 5/8  22 1/2
   FISCAL 1998
   First Quarter (through March 6, 1998)........................  37 1/4  29 3/4

  On March 6, 1998, the last sale price of the Common Stock as reported on the Nasdaq National Market was $34.50.

  As of January 31, 1998, there were approximately 58 record holders of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table sets forth selected consolidated financial and operating data of the Company as of December 31 in each of 1993 through 1997 and for each of the years in the five-year period ended December 31, 1997. The consolidated statement of operations and consolidated balance sheet data have been derived from the Company's consolidated financial statements, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. Such consolidated balance sheets as of December 31, 1996 and 1997 and statements of operations for each of the years in the three-year period ended December 31, 1997 and the notes thereto are included in Item 14(a) of this Annual Report on Form 10-K. The historical consolidated financial data should be read in conjunction with and are qualified in their entirety by reference to the consolidated financial statements of the Company and the related notes thereto and to Item 7 of this Annual Report on Form 10-K.

                                             YEAR ENDED DECEMBER 31,
                                     -------------------------------------------
                                      1993     1994     1995     1996     1997
                                     -------  -------  -------  -------  -------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERA-
 TIONS DATA:
Total revenues.....................  $ 7,042  $10,014  $14,714  $21,965  $37,063
  Salaries and related costs.......    4,162    4,682    6,830    9,432   15,056
  Selling, general and administra-
   tive............................    3,805    4,351    6,863    9,895   16,222
                                     -------  -------  -------  -------  -------
Total operating expenses...........    7,967    9,033   13,693   19,327   31,278
                                     -------  -------  -------  -------  -------
Income (loss) from operations......     (925)     981    1,021    2,638    5,785
Other income (expense).............        2      (15)      22    1,030      716
                                     -------  -------  -------  -------  -------
Income (loss) before income tax ex-
 pense.............................     (923)     966    1,043    3,668    6,501
Income tax expense.................       19       98      --     1,621    2,852
                                     -------  -------  -------  -------  -------
Net income (loss)..................     (942)     868    1,043    2,047    3,649
Accrued dividends on Preferred
 Stock(1)..........................     (371)    (427)    (478)     (82)     --
                                     -------  -------  -------  -------  -------
Net income (loss) available to com-
 mon
 stockholders......................  $(1,313) $   441  $   565  $ 1,965  $ 3,649
                                     =======  =======  =======  =======  =======
Per common and common equivalent
 share:
  Basic:
   Net income per common share(1)..                    $  0.36  $  0.41  $  0.68
                                                       =======  =======  =======
   Weighted average common and
    common equivalent shares
    outstanding(2).................                      2,921    4,961    5,398
                                                       =======  =======  =======
  Dilutive:
   Net income per common share
    assuming dilution(1)...........                    $  0.31  $  0.38  $  0.63
                                                       =======  =======  =======
   Weighted average common and
    common equivalent shares
    outstanding assuming
    dilution(2)....................                      3,371    5,404    5,809
                                                       =======  =======  =======
                                             YEAR ENDED DECEMBER 31,
                                     -------------------------------------------
                                      1993     1994     1995     1996     1997
                                     -------  -------  -------  -------  -------
CONSOLIDATED SELECTED OPERATING DA-
 TA:
Number of cases reported...........   24,812   33,618   43,287   55,539   87,884
Number of hospitals served.........      959    1,021    1,118    1,360    1,670
Number of oncology practices
 served............................      --       --       --       --       141

                                                 DECEMBER 31,
                                  --------------------------------------------
                                   1993     1994     1995   1996    1997
                                  -------  -------  ------ ------- -------
                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital.................. $ 1,736  $ 2,500  $3,622 $30,768 $21,951
Total assets.....................   3,152    4,144   9,261  37,581  46,342
Long-term liabilities, net of
 current portion.................     124      249   1,130   1,430   2,726
Redeemable preferred stock.......   5,979    6,407     --      --      --
Total stockholders' equity
 (deficiency)....................  (3,741)  (3,266)  5,655  33,638  38,309

--------
(1) Reflects dividends accrued on the Preferred Stock. Dividends accrued prior to February 10, 1995 were forgiven in conjunction with the issuance of Series D Preferred Stock. Dividends accrued from February 10, 1995 in the amount of $560,000 were paid and ceased to accrue upon conversion of the Preferred Stock on February 26, 1996.
(2) Weighted average shares outstanding give effect to the conversion of the outstanding shares of Preferred Stock into shares of Common Stock in accordance with the terms thereof on February 26, 1996 and reflect the 1-for-2.8218735 reverse split of the outstanding shares of Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in Item 14(a) of this Annual Report on Form 10-K.

OVERVIEW

  IMPATH was founded in 1988 and has become a leader in providing critical information essential for making medically optimal and cost-effective cancer management decisions for individual cancer patients. The Company is focused exclusively on the analysis of cancer, combining advanced technologies and medical expertise to provide patient-specific diagnostic, prognostic and treatment information to physicians involved in the treatment of cancer. With expected medical cost increases attributable to the growth in the number of cancer patients and the high cost of new therapies, the Company anticipates significant and growing demand for cancer management information. IMPATH has established its leadership and reputation through its extensive expertise, its integration of technological advances, its emphasis on customer service and education and the cost-effectiveness of its services.

  The Company's revenues, which have increased an average of approximately 50% annually since 1993, have been derived from performing specialized cancer analyses for which IMPATH typically bills various third-party payors, such as private insurance plans, managed care plans and governmental programs (e.g., Medicare), as well as hospitals and individual patients. Over the last few years, the Company has experienced increased pressures on reimbursement and expects such pressures to cause reduced unit pricing for diagnostic and prognostic analyses in future periods. Despite those pressures, the Company has experienced increasing average reimbursement trends due to changes in its services and payor mix and application of new technologies. See "Risk Factors--Reimbursement" and "Business--Reimbursement."

  The following table sets forth the percentages of total revenues represented by certain items reflected in the Company's consolidated statements of operations. The Company's business generally has been unaffected by seasonality, except for slower growth in revenues during the third quarter of its fiscal year due to reduced summertime activity.

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1995      1996      1997
                                                   --------  --------  --------
   Total revenues.................................    100.0%    100.0%    100.0%
   Operating expenses:
    Salaries and related costs....................     46.4      42.9      40.6
    Selling, general and administrative...........     46.7      45.1      43.8
                                                   --------  --------  --------
   Total operating expenses.......................     93.1      88.0      84.4
   Operating income...............................      6.9      12.0      15.6
   Net income.....................................      7.1       9.3       9.8

RECENT ACQUISITIONS

  IMPATH has successfully completed the acquisition and integration of several complementary regional businesses which have added to the breadth and depth of its technological expertise and services. In January 1997, IMPATH-HDC, Inc., a wholly owned subsidiary of the Company, acquired a cancer testing facility from Oncogenetics, Inc. ("Oncogenetics"), which expanded IMPATH's business into new growth areas in oncology, such as molecular and cytogenetic testing for cancer. In February 1997, the Company purchased certain assets of the oncology division of Immunodiagnostic Laboratories, Inc. ("Immunodiagnostic"). In September 1997, IMPATH acquired certain assets of the GenCare division of Bio Reference Laboratories Inc. ("GenCare"), a New Jersey-based cancer laboratory specializing in tissue-based testing and tumor marker analyses. In October 1997, IMPATH purchased certain assets of Aeron Biotechnology, Inc. ("Aeron"), a California-based cancer testing facility specializing in breast cancer prognostic analysis. Additionally, the Company acquired Aeron's tissue bank containing more than 56,000 analyzed cases, many of which have detailed historical registry data and corresponding outcomes information.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

  The Company's total revenues in 1997 and 1996 were $37.1 million and $22.0 million, respectively, representing an increase of $15.1 million, or 68.7%, in 1997. This growth was primarily due to a 58% increase in case volume resulting from increased sales and marketing activities and to the successful integration of the Company's acquisitions of certain assets of Oncogenetics, Immunodiagnostic, GenCare and Aeron. In addition, revenue realization per case increased as a result of product mix changes towards cases which yield higher reimbursement rates and payor mix shifts away from direct hospital billing towards private insurance.

  Salaries and related costs in 1997 and 1996 were $15.1 million and $9.4 million, respectively, representing an increase of $5.7 million, or 59.6%, in 1997. This increase was primarily due to direct personnel costs associated with existing product case volume growth as well as the Company's acquisitions during 1997. As a percentage of total revenues, salaries and related costs decreased to 40.6% in 1997 from 42.9% in 1996.

  Selling, general and administrative expenses in 1997 and 1996 were $16.2 million and $9.9 million, respectively, representing an increase of $6.3 million, or 63.9%, in 1997. This increase was due to an increase in bad debt expense of approximately $2.0 million associated with higher revenues, as well as a payor mix shift from direct hospital billings to private insurance resulting in higher revenues and patient co-payments that generate higher bad debt. The Company also incurred $1.5 million in additional selling, general and administrative expenses associated with the Company's Arizona-based cancer cytogenetics testing facility which was acquired from Oncogenetics in January 1997. In addition, the Company incurred over $1.4 million in incremental supply and courier costs due to increased volume and the logistics required to service the Company's rapidly growing oncology office-based business. Depreciation and amortization costs increased approximately $734,000 primarily due to additional capital expenditures, goodwill amortization associated with the Company's acquisitions and amortization of third-party development costs for the outcomes database. The Company also incurred higher travel-related expenses and professional fees associated with expanded sales, marketing and investor relations activities. As a percentage of total revenues, selling, general and administrative expenses decreased to 43.8% in 1997 compared to 45.1% in 1996.

  Income from operations in 1997 and 1996 was $5.8 million and $2.6 million, respectively, representing an increase of $3.2 million, or 119.3%, in 1997. The 1997 figure reflects increased Company operating margins from its core diagnostic and prognostic services. As a percentage of total revenues, income from operations increased to 15.6% in 1997 from 12.0% in 1996.

  Other income, net for 1997 and 1996 was $716,000 and $1.0 million, respectively, representing a decrease of approximately $300,000 in 1997. This decrease was the result of lower investment returns resulting from the use of the Company's cash and cash equivalents in order to fund the Company's expansion and database development activities.

  The tax provision for 1997 of approximately $2.9 million reflects federal, state and local income tax expense. The 44% effective tax rate is consistent with the 1996 rate.

  Net income in 1997 and 1996 was $3.6 million and $2.0 million, respectively, representing an increase of $1.6 million, or 78.2%, in 1997 which was due to the factors described above.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

  The Company's total revenues in 1996 and 1995 were $22.0 million and $14.7 million, respectively, representing an increase of $7.3 million, or 49.3%, in 1996. This growth was primarily attributable to a 28.3% increase in case volume resulting from increased sales and marketing activities. In addition, revenue realization per case increased due to payor mix and product mix changes toward cases that carry a higher reimbursement rate.

  Salaries and related costs in 1996 and 1995 were $9.4 million and $6.8 million, respectively, representing an increase of $2.6 million, or 38.1%, in 1996. This increase was primarily attributable to a 32.5% increase in personnel headcount associated with case volume growth as well as personnel costs incurred in connection with the Company's expansion. As a percentage of total revenues, salaries and related costs decreased to 42.9% in 1996 from 46.4% in 1995.

  Selling, general and administrative expenses in 1996 and 1995 were $9.9 million and $6.9 million, respectively, representing an increase of $3.0 million, or 44.2%, in 1996. The primary component of this increase was an increase in bad debt expense of approximately $854,000 associated with increased revenues, specifically generated from third-party billing. Third-party revenues have historically had a higher bad debt rate than institutional revenues. Case volume growth necessitated an increase of $387,000 in laboratory supplies and consulting fees and a $268,000 increase in automobile and courier expenses. In addition, rent expense and depreciation and amortization costs increased $277,000 and $391,000, respectively, due to the establishment of the Company's California facility and the development of new clinical and billing operating systems. Additional depreciation costs also resulted from the Company's expansion and database development activities. The Company also incurred an additional $283,000 in higher travel and marketing costs associated with its expanded sales, marketing and investor relations activities. As a percentage of total revenues, selling, general and administrative expenses decreased to 45.1% in 1996 from 46.7% in 1995.

  Income from operations in 1996 and 1995 was $2.6 million and $1.0 million, respectively, representing an increase of $1.6 million, or 158.4%, in 1996. The 1996 figure reflects the effect on operating income of increased revenue growth and a decrease in operating expenses as a percentage of revenue from 93.1% in 1995 to 88.0% in 1996.

  Other income, net for 1996 and 1995 was $1.0 million and $22,000, respectively, representing an increase of approximately $1.0 million in 1996. The increase was the result of income generated from trading gains on marketable securities using the proceeds of the Company's initial public offering of Common Stock in February 1996, partially offset by increased interest expense due to additional capital lease obligations.

  The tax provision for 1996 of approximately $1.6 million reflects federal, state and local income tax expense. For 1995, the Company utilized its remaining net operating losses and recorded deferred tax assets to the extent of taxes that it had expected to pay on estimated 1995 taxable earnings. Management believes that realization of such deferred tax assets was more likely than not. As such, the Company's annual effective tax rate for 1995 was zero.

  As a result, net income in 1996 and 1995 was $2.0 million and $1.0 million, respectively, representing an increase of $1.0 million, or 96.3%, in 1996. As a percentage of total revenues, net income increased to 9.3% in 1996 from 7.1% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has raised approximately $32.5 million of capital through the initial public offering of Common Stock and private placements of Preferred Stock, all of which was converted into Common Stock at the closing of the initial public offering in February 1996. The Company's working capital and capital expenditure needs have increased and are expected to continue to increase as the Company expands its existing facilities and pursues its growth strategy. See "Business--Company Strategy."

  The Company's cash and cash equivalent balances at December 31, 1997 and 1996 were approximately $325,000 and $942,000, respectively, representing a decrease of $617,000 in 1997. The Company also had approximately $14.0 million invested in a portfolio of investment-grade fixed-income securities at December 31, 1997.

  For 1997, net cash generated from operating activities was approximately $8.4 million. This was the result of cash inflows from the sale of marketable trading securities of $7.6 million and the Company's net income, partially offset by increases in accounts receivable, net of allowance for bad debt provisions of $4.4 million due to rapid sales growth. The Company also reduced its accounts payable and accrued expenses by $382,000.

  During 1997, the Company used approximately $6.2 million of cash to fund its growth strategy through the acquisition of certain assets of Oncogenetics, Immunodiagnostic, GenCare and Aeron. See "--Recent Acquisitions." In addition, the Company had capital expenditures of $4.1 million during 1997, primarily related to the development of the Company's clinical and billing systems.

  The Company received approximately $515,000 during 1997 through the issuance of Common Stock upon the exercise of incentive stock options and warrants. The Company used approximately $1.1 million to satisfy its capital lease obligations.

  In November 1997, the Company renewed its line of credit at an aggregate amount of $2.5 million. Borrowing under the line will bear interest at the prime rate. The availability of a $10.0 million replacement line of credit, which was approved in November 1997 and will bear interest at LIBOR plus 2.25%, is subject to the execution of such additional documentation as the lender may request. As of December 31, 1997, the Company had not drawn on the line of credit.

  The Company's growth strategy is anticipated to be financed through the net proceeds from a proposed underwritten public offering of 2,000,000 shares of its Common Stock, its current cash resources and existing third-party credit facilities. The Company believes the combination of these sources will be sufficient to fund its operations and to satisfy the Company's cash requirements for the next 12 months and the foreseeable future. There may be circumstances, however, that would accelerate the Company's use of its liquid resources. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company.

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

YEAR 2000

  The Company is in the final stages of the installation of newly developed clinical and billing information systems which address year 2000 issues. The Company does not expect the amounts required to be expended over the next three years in connection with year 2000 compliance issues to have a material effect on its financial position or results of operations.

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  For information concerning this item, see Item 14(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth certain information regarding the directors and executive officers of the Company.

NAME                             AGE POSITION WITH THE COMPANY
----                             --- -------------------------
Anu D. Saad, Ph.D.(1)...........     President, Chief Executive Officer and
                                  41 Director
John P. Gandolfo................  37 Executive Vice President, Chief Operating
                                     Officer and Chief Financial Officer
Moacyr DaSilva, M.D.............  40 Medical Director, Western Division
Bruce C. Horten, M.D............  54 Medical Director, Eastern Division
Richard P. Adelson..............  32 Senior Vice President, Sales and Marketing
John L. Cassis(1)(2)(3).........  49 Chairman of the Board
Richard J. Cote, M.D.(1)........  43 Director
Richard Kessler(2)(3)...........  67 Director
Joseph A. Mollica, Ph.D.(3).....  57 Director
Marcel Rozencweig, M.D. ........  52 Director
David B. Snow, Jr.(2)...........  43 Director

--------
(1)Member of the Nominating Committee.
(2)Member of the Compensation Committee.
(3)Member of the Audit Committee.

  The following is a brief summary of the business experience of each of the executive officers, key employees and directors of the Company:

  Dr. Saad has been the President and Chief Executive Officer of the Company since October 1993. Prior to that, she was the Company's Scientific Director and Director of Business Development. Before joining the Company in 1990, Dr. Saad was Assistant Professor of Cell Biology and Anatomy at Cornell University Medical College/New York Hospital. Dr. Saad has published extensively and is the recipient of many awards, including from the National Institute of Health, Muscular Dystrophy Association, Andrew W. Mellon Foundation, Charles H. Revson Foundation, Inc. and the American Cancer Society. Dr. Saad received her Bachelor's Degree in Biology from the University of Pennsylvania and her Ph.D. in Developmental Biology from the University of Chicago. Dr. Saad has been a director of the Company since 1993.

  Mr. Gandolfo has been Executive Vice President and Chief Financial Officer of the Company since April 1994 and Chief Operating Officer of the Company since November 1995. From 1987 through March 1994, Mr. Gandolfo served as Controller, Senior Vice President and Chief Financial Officer of Medical Resources Inc., a publicly held medical diagnostic imaging management company. Mr. Gandolfo was employed at the accounting firm of Price Waterhouse from 1982 to 1986, and at Dow Jones Telerate, Inc. in 1987. Mr. Gandolfo is a Certified Public Accountant and received his Bachelor's Degree in Economics and Business Administration from Rutgers University.

  Dr. DaSilva has been Medical Director, Western Division of the Company since January 1998. Dr. DaSilva served as Associate Medical Director, Eastern Division of the Company from August 1994 through December 1997. Prior to joining the Company, Dr. DaSilva was Attending Pathologist and Chief of Cytopathology at Lenox Hill Hospital, New York. He is Attending Clinical Professor of Pathology at New
York University and Adjunct Assistant Professor of Pathology at Cornell Medical College. Dr. DaSilva's area of expertise is surgical pathology with emphasis on gastrointestinal, pulmonary and head and neck pathology. Dr. DaSilva received his M.D. from the Universidade Federal do Rio Grande do Sul Brazil.

  Dr. Horten has been Medical Director, Eastern Division of the Company since December 1993. Dr. Horten has been a member of the pathology staffs at the University of California at San Francisco, Memorial Sloan-Kettering Cancer Center and most recently at Lenox Hill Hospital. He continues to serve as a consultant at Lenox Hill Hospital and an instructor in pathology at Cornell University Medical College. Dr. Horten received his anatomic pathology training at Cornell University Medical College/New York Hospital, his clinical pathology training at the University of California at San Francisco and completed a neuropathology fellowship with Lucien Rubinstein at Stanford University. Dr. Horten received his Bachelor's Degree in Chemistry from Drew University and his M.D. from Duke University.

  Mr. Adelson has been Senior Vice President, Sales and Marketing of the Company since February 1998. From August 1996 through January 1998, he was Vice President, Sales of IMPATH. He was Director of Sales of the Company from August 1994 through August 1996. From January 1992 through August 1994, Mr. Adelson served the Company as District and Regional Sales Manager for the New York Metro Region. Prior to joining IMPATH, Mr. Adelson was a Sales Representative for Surgipath Medical Industries, Inc., a medical equipment company. Mr. Adelson received his Bachelor's Degree in Biology from the State University of New York at Albany and studied at the Harvard School of Dental Medicine.

  Mr. Cassis has been the Chairman of the Board of Directors of the Company since 1993. Mr. Cassis has been a partner in Hambro Health International, Inc. since 1994. Prior to that, he was a director of Salomon Brothers Inc, where he co-founded Salomon Brothers Venture Capital in 1986 and headed it from 1990 to 1994. From 1976 to 1981, he was a Managing Director of Ardshiel Associates Inc., a merchant bank. In 1972, Mr. Cassis was employed by Johnson & Johnson where he founded the J&J Development Corp., that firm's venture capital arm, and was J&J's Manager of Acquisitions. Mr. Cassis is currently on the Boards of Directors of Healthtech Services Inc. and Ilex Oncology Inc., and is Chairman of the Board of Directors of Dome Imaging Systems, Inc. Mr. Cassis received his Bachelor's Degree and M.B.A. from Harvard University. Mr. Cassis has been a director of the Company since 1991.

  Dr. Cote was one of the founders of IMPATH and is the Company's principal scientific and strategic consultant. Dr. Cote is Attending Pathologist at the Kenneth J. Norris Cancer Center and an Associate Professor of Pathology and Urology at the University of Southern California. He was trained at the University of Michigan, Cornell University Medical College/New York Hospital and Memorial Sloan-Kettering Cancer Center. Dr. Cote holds patents on monoclonal antibody technology and is a leader in the developmental use of monoclonal antibodies in cancer diagnosis and prognosis. Dr. Cote is also known for his work in breast, prostate and bladder cancers and in the immunopathological analysis of cancer. Dr. Cote has been or is on the Scientific Advisory Boards of Johnson & Johnson, Neoprobe Corporation and Chromavision Medical Systems, Inc., and is a consultant to various national and international organizations, such as the National Cancer Institute. Dr. Cote graduated Phi Beta Kappa from the University of California with Bachelor's Degrees in Biology and Chemistry. He received his M.D. from the University of Chicago Pritzker School of Medicine. Dr. Cote has been a director of the Company since 1988.

  Mr. Kessler is a private investor and is President of Empire City Capital Corporation and President and Managing Partner of various closely held corporations and partnerships with a broad base of investments. Mr. Kessler received his Bachelor's Degree in Economics from Colgate University. Mr. Kessler has been a director of the Company since 1991.

  Dr. Mollica is the Chairman and Chief Executive Officer of Pharmacopeia, Inc., a Princeton, New Jersey-based company engaged in the field of research to discover low molecular weight drug compounds using combinatorial chemistry and automated high throughput screening. Prior to joining Pharmacopeia, Dr. Mollica was President and Chief Executive Officer of DuPont Merck Pharmaceutical Company. He also served as Vice President, Medical Products for DuPont, and Senior Vice President of Ciba-Geigy Corp. Dr. Mollica is currently on the Boards of Directors of Pharmacopeia, Inc., Neurocrine Biosciences, Inc., USP, Inc. and the Biotechnology Council of New Jersey. He received his Bachelor's Degree in Pharmaceutical Chemistry from the University of Rhode Island and his Master's Degree and Ph.D. in Pharmaceutical and Physical Chemistry from the University of Wisconsin. Dr. Mollica has been a director of the Company since 1995.

  Dr. Rozencweig has been the Vice President, Strategic & Scientific Evaluation of the Pharmaceutical Group of Bristol-Myers Squibb Company ("Bristol-Myers") since 1996. From 1983 to 1996, Dr. Rozencweig was Vice President, Infectious Diseases and Oncology at the Pharmaceutical Research Institute of Bristol-Myers. Dr. Rozencweig is well known for his work in medical oncology, new drug development and clinical trial methodology. At Bristol-Myers, he played a prominent role in the clinical development and registration strategies of many new anticancer agents and pioneered the regulatory approach to accelerated approval of new drugs for the treatment of life-threatening diseases. Dr. Rozencweig has also worked at the National Cancer Institute of the Jules Bordet Institute and has been a consultant to the German government for the appropriation of federal resources for cancer research in Germany. Dr. Rozencweig received his M.D. from the Free University of Brussels. Dr. Rosencweig has been a director of the Company since August 1997.

  Mr. Snow has been the Executive Vice President of Oxford Health Plans, Inc. since 1993. He is responsible for the Medical Delivery Systems, Medical Management and Government Programs for the managed health care company, and is the President of several Oxford subsidiaries. From 1988 through 1992, Mr. Snow was co-founder and President of Managed Healthcare Systems, Inc. ("MHS"), a managed health care company committed to the development and operation of Medicaid managed care programs. Prior to founding MHS, Mr. Snow worked for U.S. Healthcare Inc. as Chief Operating Officer and subsequently President of its subsidiary, Health Maintenance Organization of New Jersey, Inc. Mr. Snow received his Bachelor's Degree in Economics from Bates College and his Masters Degree in Health Care Administration from Duke University. Mr. Snow has been a director of the Company since 1995.

COMMITTEES OF THE BOARD OF DIRECTORS

  The Board of Directors has a Compensation Committee, an Audit Committee and a Nominating Committee. The members of the Compensation Committee are John L. Cassis, Richard Kessler and David B. Snow, Jr. The Compensation Committee makes recommendations to the full Board as to the compensation of senior management, administers the Company's 1989 Stock Option Plan and the Company's 1997 Long Term Incentive Plan and determines the persons who are to receive options and the number of shares subject to each option.

  The members of the Audit Committee are John L. Cassis, Richard Kessler and Joseph A. Mollica, Ph.D. The Audit Committee acts as a liaison between the Board and the independent accountants and annually recommends to the Board the appointment of the independent accountants. The Audit Committee reviews with the independent accountants the planning and scope of the audits of the financial statements, the results of those audits and the adequacy of internal accounting controls and monitors other corporate and financial policies.

  The members of the Nominating Committee are John L. Cassis, Richard J. Cote, M.D. and Anu D. Saad, Ph.D. The Nominating Committee recommends to the Board of Directors nominees for election as directors of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Under Section 16(a) of the Exchange Act, directors and officers of the Company, and persons who own more than ten percent of the Common Stock, are required to file reports with the Securities and Exchange Commission of their beneficial ownership of securities of the Company. Directors, officers and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file.

  To the Company's knowledge, based solely on a review of copies of such reports furnished and confirmation that no other reports were required during the fiscal year ended December 31, 1997, except as provided below, its directors, officers and greater than ten precent stockholders complied with all Section 16(a) filing requirements. Dr Rozencweig was elected as a Director of the Company in August 1997 and filed his initial report of ownership on Form 3 in February 1998. Dr. Da Silva was appointed an executive officer of the Company in January 1998 and filed his initial report of ownership on Form 3 in February 1998. Exercises of options to purchase Common Stock by Dr. Saad in February 1997 and by Mr. Adelson in October 1997 were reported on their annual statements of changes in ownership on Form 5 in February 1998. A sale of shares of Common Stock by Yiatin Chu in July 1997 was reported on her annual statement of changes in ownership on Form 5 in February 1998.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth information for the fiscal years ended December 31, 1997, 1996 and 1995 concerning the compensation of the Chief Executive Officer of the Company, and the four other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1997.

                                                            LONG-TERM
                                                             COMPEN-
                                        ANNUAL COMPENSATION   SATION
                                        ------------------- ----------
                                                              SHARES   ALL OTHER
                                 FISCAL                     UNDERLYING  COMPEN-
NAME AND PRINCIPAL POSITION       YEAR   SALARY     BONUS    OPTIONS   SATION(1)
---------------------------      ------ ------------------- ---------- ---------
Anu D. Saad, Ph.D. .............  1997  $ 210,000 $ 115,000   50,000    $1,931
 President and Chief Executive
  Officer                         1996    190,000    90,000   30,000     1,766
                                  1995    165,000    50,000      --        --

John P. Gandolfo................  1997    190,000    60,000   42,500     2,248
 Executive Vice President, Chief
  Operating Officer and Chief     1996    175,000    50,000   25,000     2,041
  Financial Officer               1995    140,000    30,000      --        758

Rogelio R. Rojas-Corona,
 M.D.(2)........................  1997    250,000       --       --      2,300
 Vice President, Medical Affairs
  and Medical Director, Western   1996    230,000       --    10,000     2,300
  Division                        1995    210,000       --       --      1,143

Bruce C. Horten, M.D. ..........  1997    230,000       --    17,000     2,117
 Medical Director, Eastern        1996    210,000       --     7,500     2,150
  Division                        1995    200,000       --       --      1,083

Richard P. Adelson..............  1997    125,000    75,000   30,000     1,618
 Vice President of Sales          1996    115,000    65,000   13,000     1,225
                                  1995     90,000    45,000      --        617

--------
(1) Consists of contributions made by the Company to the IMPATH Inc. 401(k) Retirement Savings Plan on behalf of such executive officer.
(2) Dr. Rojas-Corona retired effective January 1, 1998.

  The following table sets forth the grants of stock options to the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 1997. The amounts shown for each of the named executive officers as potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation of five percent and ten percent over the exercise price of the options during the full terms of the options. No gain to the optionees is possible without an increase in stock price which will benefit all stockholders proportionately. These potential realizable values are based solely on arbitrarily assumed rates of appreciation required by applicable Securities and Exchange Commission regulations. Actual gains, if any, on option exercises and holdings of Common Stock are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

                    OPTION GRANTS IN THE FISCAL YEAR ENDED




                                        INDIVIDUAL GRANTS                POTENTIAL REALIZABLE
                          ---------------------------------------------    VALUE AT ASSUMED
                                    % OF TOTAL                           ANNUAL RATES OF STOCK
                                     OPTIONS                            PRICE APPRECIATION FOR
                          OPTIONS   GRANTED TO   EXERCISE OR                  OPTION TERM
                          GRANTED   EMPLOYEES    BASE PRICE  EXPIRATION -----------------------
NAME                        (#)   IN FISCAL YEAR   ($/SH)       DATE        5%         10%
----                      ------- -------------- ----------- ---------- ---------- ------------
Anu D. Saad, Ph.D. .....  25,000       7.3%         18.50      4/11/07  $  290,875 $    737,100
                          25,000       7.3          26.88     12/19/07     422,625    1,071,000
John P. Gandolfo........  20,000       5.8          18.50      4/11/07     232,700      589,680
                          22,500       6.6          26.88     12/19/07     380,363      963,900
Rogelio R. Rojas-Corona,
 M.D.(1)................     --        --             --           --          --           --
Bruce C. Horten, M.D. ..  17,000       5.0          26.88     12/19/07     287,385      728,280
Richard P. Adelson......  15,000       4.4          18.50      4/11/07     174,525      442,260
                          15,000       4.4          26.88     12/19/07     253,575      682,200

                               DECEMBER 31, 1997
--------
(1) Dr. Rojas-Corona retired effective January 1, 1998.

  The following table sets forth the number of shares of Common Stock acquired upon the exercise of options by the executive officers of the Company named in the Summary Compensation Table during 1997, the aggregate market value, net of exercise price of such shares on the date of such exercise for each such executive officer and the number and value of options held by such officers at December 31, 1997.

                  AGGREGATED OPTION EXERCISES IN LAST FISCAL
                    YEAR AND FISCAL YEAR END OPTION VALUES

                                                                           VALUE OF UNEXERCISED
                                                 NUMBER OF UNEXERCISED     IN-THE-MONEY OPTIONS
                            SHARES                    OPTIONS AT            AT 1997 FISCAL YEAR
                          ACQUIRED ON          1997 FISCAL YEAR END (#)           END(1)
                           EXERCISE    VALUE   ------------------------- -------------------------
NAME                          (#)     REALIZED EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                      ----------- -------- ----------- ------------- ----------- -------------
Anu D. Saad, Ph.D.......    49,394    $883,446   97,097       77,032     $2,744,804   $1,182,425
John P. Gandolfo........     6,208     120,797   14,810       63,267        293,296      932,296
Rogelio R. Rojas-Corona,
 M.D.(2)................    21,973     412,359    3,167        6,833         57,861      120,889
Bruce C. Horten, M.D....       --          --     9,148       24,212        248,578      248,248
Richard P. Adelson......     5,050      93,064    8,709       39,873        179,232      537,048

--------
(1) In-the-money options are those where the fair market value of the underlying Common Stock exceeds the exercise price of the option. The value of in-the-money options is determined in accordance with regulations of the Securities and Exchange Commission by subtracting the aggregate exercise price of the option from the aggregate year-end value of the underlying Common Stock.
(2) Dr. Rojas-Corona retired effective January 1, 1998.

EMPLOYMENT-RELATED AGREEMENTS WITH EXECUTIVE OFFICERS

  The Company has entered into employment-related agreements with each of Dr. Saad, Mr. Gandolfo, Dr. Horten, Dr. Da Silva and Mr. Adelson, the executive officers of the Company. Each agreement provides that in the event that the employment of the executive officer is terminated by the Company without cause or the executive officer terminates his or her employment for good reason, the Company will continue to pay his or her base salary for one year after termination, subject to setoff for any cash compensation paid to the executive officer by any subsequent employer during such one-year period. Each agreement also provides that the stock options granted to each executive officer prior to September 12, 1997 will fully vest upon a merger, consolidation or tender or exchange offer that results or would result in a change in control of the Company, or the sale of substantially all of the assets of the Company. Each executive officer is prohibited under his or her agreement from engaging in any business in competition with the Company during the period of his or her employment with the Company and for one year thereafter.

COMPENSATION OF DIRECTORS

  The Company pays its directors who are not employees of the Company a fee of $1,000 for each directors' meeting attended. On April 11, 1997, the Company granted Richard J. Cote, M.D. stock options to purchase 20,000 shares of Common Stock at a purchase price of $18.50 per share. On December 19, 1997, the Company granted to Dr. Cote stock options to purchase an additional 7,000 shares of Common Stock at a purchase price of $26.88 per share. The options granted to Dr. Cote in 1997 vest over a four-year period following the respective dates of grant. On August 28, 1997, the Company granted to Marcel Rozencweig, M.D. stock options to purchase 10,632 shares of Common Stock at a purchase price of $24.75 per share. The options granted to Dr. Rozencweig vest over a three-year period following the date of grant.

COMPENSATION COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION

  All executive officer compensation decisions have been made by the Compensation Committee of the Board of Directors. The current members of the Compensation Committee are John L. Cassis, Richard Kessler and David B. Snow, Jr. All of the current and former members of the Compensation Committee are and have been independent directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information regarding beneficial ownership of the Common Stock as of January 31, 1998 by (i) each person who is known by the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company's directors, (iii) each of the Company's five most highly compensated executive officers and (iv) all executive officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                 SHARES OF
                                                COMMON STOCK       PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER       OWNED BENEFICIALLY (1) OWNERSHIP (1)
------------------------------------       ---------------------- -------------
Pilgrim Baxter & Associates, Ltd. (2).....        344,700              5.9%
 825 Duportail Road
 Wayne, Pennsylvania 19087
Anu D. Saad, Ph.D. (3)....................        172,762              3.1
John P. Gandolfo (4)......................         28,268                *
Moacyr DaSilva, M.D. (5)..................          8,259                *
Bruce C. Horten, M.D. (6).................         11,592                *
Richard P. Adelson (7)....................         14,206                *
John L. Cassis (8)........................         14,367                *
Richard J. Cote, M.D. (9).................        105,173              1.9
Richard Kessler (10)......................        133,518              2.4
Joseph A. Mollica, Ph.D. (11).............          9,155                *
Marcel Rozencweig, M.D. (12)..............          2,067                *
David B. Snow, Jr. (13)...................          9,155                *
All directors and executive officers as a
 group (11 persons) (3), (4), (5), (6),
 (7), (8), (9), (10), (11), (12), (13)....        508,522              8.9

--------
* Less than one percent.

 (1) Amounts and percentages include outstanding warrants or options which are exercisable within 60 days after January 31, 1998.
 (2) This information is based upon a Report on Schedule 13G filed by this stockholder with the Securities and Exchange Commission.
 (3) Includes 105,118 shares issuable pursuant to currently exercisable stock options.
 (4) Includes 20,135 shares issuable pursuant to currently exercisable stock options and 213 shares issuable pursuant to currently exercisable warrants.
 (5) Consists of 8,259 shares issuable pursuant to currently exercisable stock options.
 (6) Includes 11,092 shares issuable pursuant to currently exercisable stock options.
 (7) Includes 11,156 shares issuable pursuant to currently exercisable stock options.
 (8) Includes 8,565 shares issuable pursuant to currently exercisable stock options and 5,000 shares held by Tower Hall Profit Sharing Trust for the benefit of Mr. Cassis. Does not include shares beneficially owned by Cross Atlantic Partners K/S, CAP/Hambro, L.P. or CAP/Hambro, Inc., which shares may be deemed to be beneficially owned by Mr. Cassis. Mr. Cassis disclaims any such beneficial ownership.
 (9) Includes 48,082 shares issuable pursuant to currently exercisable stock options.
(10) Includes 9,155 shares issuable pursuant to currently exercisable stock options.
(11) Consists of 9,155 shares issuable pursuant to currently exercisable stock options.
(12) Consists of 2,067 shares issuable pursuant to currently exercisable stock options.
(13) Consists of 9,155 shares issuable pursuant to currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Not applicable.

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

    (3) Exhibits:

    The exhibits required filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits. Exhibits 10.2, 10.3, 10.13, 10.14, 10.15, 10.16 and 10.17 are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

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


                                          IMPATH Inc.


Dated: March 9, 1998                                  /s/ Anu D. Saad
                                          By __________________________________
                                                      ANU D. SAAD, PH.D.
                                                        PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Dated: March 9, 1998                                  /s/ Anu D. Saad
                                          By __________________________________
                                                     ANU D. SAAD, PH.D.
                                                PRESIDENT, CHIEF EXECUTIVE
                                                    OFFICER AND DIRECTOR


Dated: March 9, 1998                               /s/ John P. Gandolfo
                                          By __________________________________
                                                     JOHN P. GANDOLFO
                                                      EXECUTIVE VICE
                                                PRESIDENT, CHIEF OPERATING
                                             OFFICER, CHIEF FINANCIAL OFFICER
                                             AND PRINCIPAL ACCOUNTING OFFICER


Dated: March 9, 1998                                /s/ John L. Cassis
                                          By __________________________________
                                                     JOHN L. CASSIS
                                                     CHAIRMAN OF THE
                                                    BOARD AND DIRECTOR


Dated: March 9, 1998                                /s/ Richard J. Cote
                                          By __________________________________
                                                    RICHARD J. COTE, M.D
                                                          DIRECTOR


Dated: March 9, 1998                                /s/ Richard Kessler
                                          By __________________________________
                                                      RICHARD KESSLER
                                                          DIRECTOR


                                                   /s/ Joseph A. Mollica
Dated: March 9, 1998                      By __________________________________
                                                  JOSEPH A. MOLLICA, PH.D.
                                                          DIRECTOR


Dated: March 9, 1998                               /s/ Marcel Rozencweig
                                          By __________________________________
                                                   MARCEL ROZENCWEIG, M.D.
                                                          DIRECTOR


Dated: March 9, 1998                              /s/ David B. Snow, Jr.
                                          By __________________________________
                                                      DAVID B. SNOW, JR.
                                                          DIRECTOR

                          IMPATH INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report.............................................. F-2
Consolidated Balance Sheets as of December 31, 1996 and 1997.............. F-3
Consolidated Statements of Operations for the years ended December 31,
 1995, 1996 and 1997...................................................... F-4
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1995, 1996 and 1997......................................... F-5
Consolidated Statements of Cash Flows for the years ended December 31,
 1995, 1996 and 1997...................................................... F-7
Notes to Consolidated Financial Statements................................ F-8

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors IMPATH Inc.:

  We have audited the accompanying consolidated balance sheets of IMPATH Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMPATH Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Short Hills, New Jersey
February 6, 1998

                          IMPATH INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997

                                                          1996         1997
                                                       -----------  -----------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................  $   941,903  $   325,285
  Marketable securities, at market value.............   23,395,398   13,952,148
  Accounts receivable, net of allowance for doubtful
   accounts of $2,732,041 in 1996 and $4,760,117 in
   1997..............................................    7,059,812   11,948,229
  Prepaid expenses...................................      152,846      276,073
  Deferred tax assets, net...........................    1,359,285       53,427
  Other current assets...............................      371,753      703,753
                                                       -----------  -----------
      Total current assets...........................   33,280,997   27,258,915
Fixed assets, less accumulated depreciation and
 amortization........................................    3,391,965   10,475,575
Deposits and other assets............................       98,878      334,167
Intangible assets, net of accumulated amortization of
 $22,431 in 1996 and $383,534 in 1997................      809,542    8,273,636
                                                       -----------  -----------
      Total assets...................................  $37,581,382  $46,342,293
                                                       ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations.......  $   704,399  $ 1,222,281
  Current portion of note payable....................          --       700,000
  Accounts payable...................................      742,020      956,648
  Construction payments payable......................          --     1,542,199
  Income taxes payable...............................      692,193      158,094
  Accrued expenses...................................      374,761      728,353
                                                       -----------  -----------
      Total current liabilities......................    2,513,373    5,307,575
                                                       -----------  -----------
Capital lease obligations, net of current portion....    1,430,104    2,451,587
Note payable, net of current portion.................          --       274,000
Stockholders' equity:
  Common stock, $.005 par value. Authorized
   20,000,000 shares; 5,322,286 and 5,458,827 shares
   issued in 1996 and 1997, respectively; 5,315,198
   and 5,451,739 shares outstanding in 1996 and 1997,
   respectively......................................       26,611       27,294
  Additional paid-in capital.........................   32,357,260   33,893,774
  Retained earnings..................................    1,498,878    5,148,077
  Unrealized net depreciation of marketable
   securities........................................          --       (83,881)
                                                       -----------  -----------
                                                        33,882,749   38,985,264
  Less:
    Cost of 7,088 shares of common stock held in
     treasury........................................         (100)        (100)
    Notes receivable from stockholders...............      (28,421)         --
    Deferred compensation............................     (216,323)    (676,033)
                                                       -----------  -----------
  Commitments and Contingencies
      Total stockholders' equity.....................   33,637,905   38,309,131
                                                       -----------  -----------
      Total liabilities and stockholders' equity.....  $37,581,382  $46,342,293
                                                       ===========  ===========

          See accompanying notes to consolidated financial statements.

                          IMPATH INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                            1995         1996         1997
                                         -----------  -----------  -----------
Revenues:
  Net diagnostic and prognostic
   services............................. $14,578,326  $21,755,193  $36,821,738
  Contract laboratory services..........     135,238      210,270      241,743
                                         -----------  -----------  -----------
    Total revenues......................  14,713,564   21,965,463   37,063,481
                                         -----------  -----------  -----------
Operating expenses:
  Salaries and related costs............   6,830,210    9,432,397   15,056,221
  Selling, general and administrative...   6,862,503    9,895,084   16,222,332
                                         -----------  -----------  -----------
    Total operating expenses............  13,692,713   19,327,481   31,278,553
                                         -----------  -----------  -----------
    Income from operations..............   1,020,851    2,637,982    5,784,928
Interest income.........................     102,711      506,086      677,109
Interest expense........................     (80,373)    (224,112)    (339,903)
Gains on marketable securities, net.....         --       747,903      379,001
                                         -----------  -----------  -----------
    Income before income tax expense....   1,043,189    3,667,859    6,501,135
Income tax expense......................         --     1,620,309    2,851,936
                                         -----------  -----------  -----------
    Net income..........................   1,043,189    2,047,550    3,649,199
Accrued dividends on preferred stock....    (478,000)     (82,346)         --
                                         -----------  -----------  -----------
Net income available to common
 stockholders........................... $   565,189  $ 1,965,204  $ 3,649,199
                                         ===========  ===========  ===========
Per common and common equivalent share:
Basic:
  Net income per common share........... $      0.36  $      0.41  $      0.68
                                         ===========  ===========  ===========
  Weighted average common and common
   equivalent shares outstanding........   2,921,000    4,961,000    5,398,000
                                         ===========  ===========  ===========
Dilutive:
  Net income per common share--assuming
   dilution............................. $      0.31  $      0.38  $      0.63
                                         ===========  ===========  ===========
  Weighted average common and common
   equivalent shares outstanding--
   assuming dilution....................   3,371,000    5,404,000    5,809,000
                                         ===========  ===========  ===========


          See accompanying notes to consolidated financial statements.

                          IMPATH INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                           NONREDEEMABLE
                                            CONVERTIBLE          ADDITIONAL   (ACCUMULATED                             NOTES
                       COMMON STOCK       PREFERRED STOCK         PAID-IN       DEFICIT)    UNREALIZED NET           RECEIVABLE
                     ----------------- -----------------------    CAPITAL       RETAINED     DEPRECIATION  TREASURY     FROM
                      SHARES   AMOUNT    SHARES      AMOUNT     (DEFICIENCY)    EARNINGS    OF SECURITIES   STOCK   STOCKHOLDERS
                     --------- ------- ----------  -----------  ------------  ------------  -------------- -------- ------------
Balance at
December 31,
1994............       439,113 $ 2,195        --   $        --  $(1,676,111)  $(1,591,861)      $ --        $(100)    $   --
Common shares
issued upon
exercise of
stock options...         6,443      33        --           --         6,122           --          --          --          --
Common shares
issued as
compensation for
services
rendered........         9,451      47        --           --        23,959           --          --          --          --
Preferred stock
issuance........           --      --   1,612,904    1,911,879          --            --          --          --      (33,085)
Accrual of
preferred stock
dividends on
redeemable
preferred
stock...........           --      --         --           --       (46,808)          --          --          --          --
Restructuring of
redeemable
preferred stock
in conjunction
with Series D
preferred stock
issuance........           --      --   5,579,820    4,653,406    1,799,909           --          --          --          --
Accrual of
preferred stock
dividends.......           --      --         --           --      (478,000)          --          --          --          --
Compensation
associated with
issuance of
options.........           --      --         --           --       382,376           --          --          --          --
Amortization of
deferred
compensation....           --      --         --           --           --            --          --          --          --
Repayments of
loans to
stockholders....           --      --         --           --           --            --          --          --        1,750
Net income for
the year ended
December 31, 1995..        --      --         --           --           --      1,043,189         --          --          --
                     --------- ------- ----------  -----------  -----------   -----------       -----       -----     -------
Balance at
December 31,
1995............       455,007   2,275  7,192,724    6,565,285       11,447      (548,672)        --         (100)    (31,335)
Common shares
issued upon
exercise of
stock options...        75,846     379        --           --       124,302           --          --          --          --
Accrual of
preferred stock
dividends on
redeemable
preferred
stock...........           --      --         --           --       (82,346)          --          --          --          --
Conversion of
redeemable
preferred stock
into common
stock...........     2,548,933  12,745 (7,192,724)  (6,565,285)   6,552,540           --          --          --          --
Common shares
issued in the
initial public
offering........     2,242,500  11,212        --           --    25,726,054           --          --          --          --
Compensation
associated with
issuance of
options to non-
employees.......           --      --         --           --        25,263           --          --          --          --
Amortization of
deferred
compensation....           --      --         --           --           --            --          --          --          --
Repayment of
loans to
stockholders....           --      --         --           --           --            --          --          --        2,914
Net income for
the year ended
December 31, 1996..        --      --         --           --           --      2,047,550         --          --          --
                     --------- ------- ----------  -----------  -----------   -----------       -----       -----     -------
Balance at
December 31,
1996............     5,322,286  26,611        --           --    32,357,260     1,498,878         --         (100)    (28,421)
                     DEFERRED
                     COMPEN-
                      SATION      TOTAL
                     --------- ------------
Balance at
December 31,
1994............     $    --   $(3,265,877)
Common shares
issued upon
exercise of
stock options...          --         6,155
Common shares
issued as
compensation for
services
rendered........          --        24,006
Preferred stock
issuance........          --     1,878,794
Accrual of
preferred stock
dividends on
redeemable
preferred
stock...........          --       (46,808)
Restructuring of
redeemable
preferred stock
in conjunction
with Series D
preferred stock
issuance........          --     6,453,315
Accrual of
preferred stock
dividends.......          --      (478,000)
Compensation
associated with
issuance of
options.........     (382,376)         --
Amortization of
deferred
compensation....       38,469       38,469
Repayments of
loans to
stockholders....          --         1,750
Net income for
the year ended
December 31, 1995..       --     1,043,189
                     --------- ------------
Balance at
December 31,
1995............     (343,907)   5,654,993
Common shares
issued upon
exercise of
stock options...          --       124,681
Accrual of
preferred stock
dividends on
redeemable
preferred
stock...........          --       (82,346)
Conversion of
redeemable
preferred stock
into common
stock...........          --           --
Common shares
issued in the
initial public
offering........          --    25,737,266
Compensation
associated with
issuance of
options to non-
employees.......          --        25,263
Amortization of
deferred
compensation....      127,584      127,584
Repayment of
loans to
stockholders....          --         2,914
Net income for
the year ended
December 31, 1996..       --     2,047,550
                     --------- ------------
Balance at
December 31,
1996............     (216,323)  33,637,905

                                                                     (Continued)

                          IMPATH INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                     NONREDEEMABLE
                                      CONVERTIBLE       ADDITIONAL   (ACCUMULATED                            NOTES
                    COMMON STOCK    PREFERRED STOCK      PAID-IN       DEFICIT)   UNREALIZED NET           RECEIVABLE  DEFERRED
                  ----------------- -----------------    CAPITAL       RETAINED    DEPRECIATION  TREASURY     FROM      COMPEN-
                   SHARES   AMOUNT  SHARES   AMOUNT    (DEFICIENCY)    EARNINGS   OF SECURITIES   STOCK   STOCKHOLDERS  SATION
                  --------- ------- -------  --------  ------------  ------------ -------------- -------- ------------ ---------
Balance at
December 31,
1996............  5,322,286 $26,611     --   $    --   $32,357,260    $1,498,878     $    --      $(100)    $(28,421)  $(216,323)
Common shares
issued upon
exercise of
stock options...    125,357     627     --        --       474,862           --           --        --           --          --
Common shares
issued upon
exercise of
warrant.........     11,184      56     --        --        39,086           --           --        --           --          --
Compensation
associated with
issuance of
options to non-
employees.......        --      --      --        --       679,752           --           --        --           --     (679,752)
Issuance of
options related
to Immunopath
acquisition.....        --      --      --        --       191,218           --           --        --           --          --
Tax benefit
related to stock
option
exercises.......        --      --      --        --       171,531           --           --        --           --          --
Repayment of
officer loans...        --      --      --        --           --            --           --        --        28,421         --
Amortization of
deferred
compensation....        --      --      --        --       (19,935)          --           --        --           --      220,042
Change in
unrealized net
depreciation of
securities......        --      --      --        --           --            --       (83,881)      --           --          --
Net income for
the year ended
December 31,
1997............        --      --      --        --           --      3,649,199          --        --           --          --
                  --------- -------  ------  --------  -----------    ----------     --------     -----     --------   ---------
Balance at
December 31,
1997............  5,458,827 $27,294     --   $    --   $33,893,774    $5,148,077     $(83,881)    $(100)    $    --    $(676,033)
                  ========= =======  ======  ========  ===========    ==========     ========     =====     ========   =========
                     TOTAL
                  ------------
Balance at
December 31,
1996............  $33,637,905
Common shares
issued upon
exercise of
stock options...      475,489
Common shares
issued upon
exercise of
warrant.........       39,142
Compensation
associated with
issuance of
options to non-
employees.......          --
Issuance of
options related
to Immunopath
acquisition.....      191,218
Tax benefit
related to stock
option
exercises.......      171,531
Repayment of
officer loans...       28,421
Amortization of
deferred
compensation....      200,107
Change in
unrealized net
depreciation of
securities......      (83,881)
Net income for
the year ended
December 31,
1997............    3,649,199
                  ------------
Balance at
December 31,
1997............  $38,309,131
                  ============

          See accompanying notes to consolidated financial statements.

                          IMPATH INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                              1995         1996         1997
                                           -----------  -----------  ----------
Cash flows from operating activities:
 Net income..............................  $ 1,043,189  $ 2,047,550  $3,649,199
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization..........      395,901      786,852   1,521,251
  Provision for uncollectible accounts
   receivable............................    1,580,733    2,434,511   4,390,581
  Non-cash compensation..................       38,469      152,847     200,107
  Deferred tax benefit...................     (505,000)    (854,285)  1,305,858
  Changes in assets and liabilities (net
   of the effects of acquisitions):
   Increase in accounts receivable.......   (2,812,333)  (5,686,947) (8,803,998)
   Increase in prepaid expenses and other
    current assets.......................     (150,254)    (251,238)   (455,227)
   Increase in deposits and other
    assets...............................      (30,833)     (18,917)   (235,289)
   (Increase) decrease in marketable
    securities...........................          --   (23,395,398)  7,569,853
   Increase (decrease) in accounts
    payable/accrued expenses.............      891,634     (381,951)   (381,729)
   Increase (decrease) in income taxes
    payable..............................       63,401      613,778    (362,568)
                                           -----------  -----------  ----------
   Total adjustments.....................     (528,282) (26,600,748)  4,748,839
                                           -----------  -----------  ----------
Net cash provided by (used in) operating
 activities..............................      514,907  (24,553,198)  8,398,038
                                           -----------  -----------  ----------
Cash flows from investing activities:
 Purchases of marketable securities......          --           --   (1,122,368)
 Sales/maturities of marketable
  securities.............................          --           --    2,911,884
 Acquisitions of businesses..............      (19,955)    (800,000) (6,185,030)
 Capital expenditures....................     (737,239)    (434,324) (4,063,195)
                                           -----------  -----------  ----------
Net cash used in investing activities....     (757,194)  (1,234,324) (8,458,709)
                                           -----------  -----------  ----------
Cash flows from financing activities:
 Issuance of common stock................       30,161   25,861,947     514,631
 (Increase) decrease in registration
  costs..................................     (746,462)     746,462         --
 Issuance of preferred stock.............    1,911,879          --          --
 Payment of dividends on preferred
  stock..................................          --      (560,346)        --
 Proceeds from bank loan.................      300,000          --          --
 Repayments of bank loan.................     (164,667)    (283,333)        --
 Payments of capital lease obligations...     (159,911)    (550,914) (1,098,999)
 Issuance of loans to stockholders.......      (33,085)         --          --
 Repayments of loans to stockholders.....        1,750        2,914      28,421
                                           -----------  -----------  ----------
Net cash provided by (used in) financing
 activities..............................    1,139,665   25,216,730    (555,947)
                                           -----------  -----------  ----------
Net increase (decrease) in cash and cash
 equivalents.............................      897,378     (570,792)   (616,618)
Cash and cash equivalents at beginning of
 year....................................      615,317    1,512,695     941,903
                                           -----------  -----------  ----------
Cash and cash equivalents at end of
 year....................................  $ 1,512,695  $   941,903  $  325,285
                                           ===========  ===========  ==========
Supplemental disclosures of cash flow
 information:
 Cash paid during the period for income
  taxes..................................  $   441,599  $ 1,941,013  $1,771,044
                                           ===========  ===========  ==========
 Cash paid during the period for
  interest...............................  $    80,373  $   224,112  $  339,963
                                           ===========  ===========  ==========
 Fixed assets acquired pursuant to
  capital leases.........................  $ 1,121,979  $ 1,417,569  $2,638,364
                                           ===========  ===========  ==========
 Note payable related to acquisition of
  business...............................  $       --   $       --   $  974,000
                                           ===========  ===========  ==========
 Accrual of dividends on preferred
  stock..................................  $   524,808  $    82,346  $      --
                                           ===========  ===========  ==========
 Forgiveness of dividends on preferred
  stock..................................  $ 1,799,909  $       --   $      --
                                           ===========  ===========  ==========

          See accompanying notes to consolidated financial statements.

                         IMPATH INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

  IMPATH Inc. (the "Company") was incorporated on March 1, 1988 under the laws of the State of Delaware. The Company was organized for the purpose of establishing a specialized facility dedicated to the use of the most sophisticated technologies to provide diagnostic and prognostic information to physicians specializing in cancer. The Company conducts these analyses by utilizing immunohistochemistry, flow cytometry and image analysis, molecular pathology, cytogenetics and serum analysis technologies. The Company's affiliates include IMPATH-HDC, Inc., a wholly-owned subsidiary which comprises the Company's cytogenetics testing facility; IMPATH Information Services, Inc., a wholly-owned subsidiary, and a 50%-owned limited liability company, IMPATH Registry L.L.C. IMPATH Information Services, Inc. and IMPATH Registry L.L.C. will facilitate the Company's ongoing effort to link its diagnostic and prognostic information to patient outcomes data and provide referring physicians with patient-specific treatment pathways. The consolidated financial statements include the accounts of all the majority-owned subsidiaries. All intercompany balances have been eliminated in consolidation. The Company's revenues are derived through:

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

(2) SIGNIFICANT ACCOUNTING POLICIES

 (a) Cash Equivalents

  Cash equivalents consist principally of money market funds at December 31, 1996 and 1997. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

 (b) Marketable Securities

  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 through September 30, 1997 the Company's investments (consisting primarily of government and corporate fixed income securities) were classified as trading securities and were stated at fair market value at each balance sheet date with unrealized gains, net, in the amount of $80,720 for the year ended December 31, 1996 (and unrealized gains, net, of $404,970 for the nine-month period ended September 30, 1997) reported in the accompanying consolidated statements of operations. Effective October 1, 1997, due to a change in the Company's investment strategy, the portfolio of securities are now considered available for sale as prescribed by SFAS No. 115. As a result, unrealized depreciation since October 1, 1997 is recorded as a separate component of stockholders' equity, net of related deferred taxes.

 (c) Fixed Assets

  Fixed assets are stated at cost. Depreciation of furniture, fixtures, laboratory equipment and personal computers is provided over their estimated useful lives (which range from three to seven years) using the straight-line method, and leasehold improvements are being amortized over the shorter of the related lease term or the lives of the improvements using the straight-line method.

                         IMPATH INC. AND SUBSIDIARIES

  Software development costs represent external costs capitalized for software developed to meet the specific needs of the Company. These costs are being amortized over a five- to seven-year period using the straight-line method.

 (d) Revenue Recognition

  Revenues are recognized on an accrual basis as earned at such time as the Company has completed performance of its diagnostic or prognostic services. Revenue is reported at the estimated net realizable amounts from patients, third-party and government payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with certain payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.

  Laws and regulations related to government programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation.

 (e) Intangible Assets

  The excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over a period of up to fifteen years. Other acquired intangibles, the majority being customer lists, are being amortized over their estimated useful lives of between seven to fifteen years.

 (f) Income Taxes

  Income taxes are provided pursuant to the asset and liability method as described in SFAS No. 109. SFAS No. 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under SFAS No. 109, deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse.

 (g) Concentration of Credit Risks

  The Company invests its cash, cash equivalents and marketable securities in deposits with money market funds of major U.S. financial institutions, and fixed income securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. To date, the Company has not experienced any significant losses on its cash, cash equivalents and marketable securities.

 (h) Equity Security Transactions

  From inception through the Company's initial public offering in February 1996 (the "IPO"), the Board of Directors had established the fair value of common shares, Series A, B, C and D mandatorily redeemable convertible preferred stock, stock options and warrants based on facts and circumstances existing at the dates such equity transactions occurred, including the price at which equity instruments were sold to independent third parties. Subsequent to the IPO, fair market value of equity instruments is determined based on the quoted market price of the Company's stock.

                         IMPATH INC. AND SUBSIDIARIES

 (i) Stock-Based Compensation

  In accordance with SFAS No. 123,"Accounting for Stock-Based Compensation," the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,"Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Such amounts are amortized over the respective vesting periods of the option grant. The Company uses the fair value-based method of accounting for stock-based compensation to non-employees. Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period.

 (j) Net Income Per Common Share

  SFAS No. 128, "Earnings per Share," which became effective in 1997, requires presentation of two calculations of earnings per common share. "Basic" earnings per common share equal net income divided by weighted average common shares outstanding during the period. "Dilutive" earnings per common share equal net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options and warrants were exercised. Common stock equivalents that are anti-dilutive are excluded from net income per common share. All prior period amounts have been restated to reflect these calculations.

  The calculation of shares used in computing net income per common share for both the basic and dilutive calculations has included all series of mandatorily redeemable preferred stock assuming conversion into shares of common stock from their respective original dates of issuance. For periods prior to the Company's IPO, net income per common share--assuming dilution is based on the weighted average number of shares of common stock outstanding including common equivalent shares from stock options and warrants. All stock options and warrants issued during the one-year period prior to the IPO at prices below the anticipated IPO price are presumed to have been issued in contemplation of the IPO and have been included in the calculation of net income per common share as if they were outstanding for all periods presented.

  Following is a reconciliation of the shares used in calculating basic and dilutive net income per common share (net income as reported is the numerator in each calculation):

                                                    1995      1996      1997
                                                  --------- --------- ---------
   Weighted average common shares outstanding...    372,000 4,536,000 5,398,000
   Effect of assumed conversion of preferred
    stock.......................................  2,549,000   425,000       --
                                                  --------- --------- ---------
   Weighted average common and common equivalent
    shares outstanding..........................  2,921,000 4,961,000 5,398,000
   Effect of dilutive securities--options.......    450,000   443,000   411,000
                                                  --------- --------- ---------
   Weighted average common and common equivalent
    shares outstanding--assuming dilution.......  3,371,000 5,404,000 5,809,000
                                                  ========= ========= =========

 (k) Use of Estimates

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                         IMPATH INC. AND SUBSIDIARIES

 (l) Long-Lived Assets

  In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. There was no material effect on the financial statements in 1996 or 1997 related to this statement.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

  SFAS No. 107,"Disclosure about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, note payable, capital lease obligations and accrued expenses approximate fair value because of the short maturity of those instruments. Fair values of investments in marketable securities are based on quoted market prices.

(4) BUSINESS AND CREDIT CONCENTRATIONS

  Accounts receivable, by payor class, as a percentage of total net receivables at December 31, 1996 and 1997 are as follows:

                                                                     1996  1997
                                                                     ----  ----
   Medicare.........................................................  24%   17%
   Commercial insurance.............................................  37    42
   Hospitals, clinics and other institutions........................  31    24
   Patients.........................................................   8    17
                                                                     ---   ---
                                                                     100%  100%
                                                                     ===   ===

(5) FIXED ASSETS

  At December 31, 1996 and 1997, fixed assets consist of the following:

                                                            1996       1997
                                                         ---------- -----------
   Personal computers................................... $  775,895 $ 2,150,760
   Software development costs...........................  1,106,653   3,937,576
   Furniture, fixtures and laboratory equipment.........  2,361,093   3,402,770
   Leasehold improvements...............................    720,915     764,202
   Construction in progress.............................        --    2,953,006
                                                         ---------- -----------
                                                          4,964,556  13,208,314
   Less accumulated depreciation and amortization.......  1,572,591   2,732,739
                                                         ---------- -----------
                                                         $3,391,965 $10,475,575
                                                         ========== ===========

  Included in the above at December 31, 1996 and 1997 are gross assets under capital leases of approximately $2,894,477 and $5,532,841, respectively, and the related accumulated amortization at such dates is approximately $921,200 and $1,500,515, respectively.

                         IMPATH INC. AND SUBSIDIARIES

(6) ACQUISITIONS

  In May 1995, the Company acquired the assets and assumed certain liabilities of OncoCare, a serum analysis facility located in California, for a total purchase price of $20,000 plus assumed liabilities of $73,000. The acquisition resulted in goodwill of $31,973. The results of operations of OncoCare are included in the accompanying consolidated financial statements from the date of acquisition.

  In October 1996, the Company entered into an agreement with Oncogenetics Inc. to purchase customer lists pertaining to its diagnostic and prognostic cancer business for a sum of $800,000. In conjunction with this purchase the Company obtained the option to purchase the cytogenetics business of the seller for $1, plus assumption of a $750,000 note payable (which was paid just after the transaction). The option was exercised in January 1997.

  In February 1997, the Company purchased certain assets of Immunodiagnostic Laboratories, Inc. ("Immunodiagnostic"), which operates an oncology division specializing in sophisticated cancer analytical assays, in order to provide diagnostic and prognostic information to pathologists, oncologists and others specializing in cancer. The purchase price included an initial payment at closing of $425,000 plus the issuance of options to purchase 20,000 shares of the Company's common stock at $17.44 per share (estimated value of $191,218).

  In September 1997, the Company acquired certain assets of GenCare for an initial payment of $4,600,000. GenCare is a New Jersey-based cancer laboratory specializing in tissue-based testing and tumor marker analyses.

  In October 1997, the Company purchased certain assets of Aeron
Biotechnology, Inc. ("Aeron"), a California-based cancer testing facility specializing in breast cancer prognostic analysis. The purchase price for Aeron included an initial payment of $376,000 made at closing. Additionally, the Company paid $180,000 for certain other assets owned by Aeron.

  The acquisitions of Immunodiagnostic, GenCare and Aeron all have an individual contingent purchase price arrangement based on the future operating results of the respective business. Such payments will range from $974,000 to $1,890,000 and bear interest at 9% per annum. The Company has recorded the minimum amount in notes payable on the accompanying December 31, 1997 consolidated balance sheet.

  The aggregate acquisitions in 1997 were all treated as purchases with the results of operations of each transaction being included in the consolidated results from the respective acquisition date. The incremental operating results were not material to the results of operation of the Company. The purchase prices represented primarily payments for customer lists, which are included in intangible assets on the accompanying December 31, 1997 consolidated balance sheet and will be amortized over periods of up to fifteen years.

(7) ACCRUED EXPENSES

  Accrued expenses are comprised of the following as of December 31, 1996 and 1997:

                                                                1996     1997
                                                              -------- --------
   Salaries and related costs................................ $230,099 $345,000
   Other accrued expenses....................................  144,662  383,353
                                                              -------- --------
                                                              $374,761 $728,353
                                                              ======== ========

                         IMPATH INC. AND SUBSIDIARIES

(8) INDEBTEDNESS AND FINANCING COMMITMENTS

  On September 21, 1995, the Company entered into a $300,000 term loan which was repaid in 1996. The Company maintains a line of credit with The Chase Manhattan Bank in the aggregate amount of $2,500,000, which bears interest at the prime rate and expires on June 30, 1998. The Company has been approved for a $10,000,000 replacement line of credit, subject to completion of certain documentation requirements of the bank. Borrowings, if any, would bear interest at LIBOR plus 2.25%. As of December 31, 1996 and 1997, there were no amounts outstanding under the line of credit.

(9) STOCKHOLDERS' EQUITY

 (a) Common Stock

  On October 13, 1995, the Board of Directors authorized the Company to file a registration statement with the Securities and Exchange Commission to register shares of its common stock in connection with an initial public offering. Such offering was consummated on February 26, 1996 for a total of 2,242,500 common shares at an offering price of $13 per share. The net proceeds to the Company amounted to approximately $25,737,000.

 (b) Preferred Stock

  Effective February 10, 1995, the Company sold 1,612,904 shares of its 8% Series D Convertible Participating Preferred Stock and warrants to purchase 42,529 shares of its common stock at $3.50 per share for an aggregate sales price of $2,000,000 (before issuance costs). The warrants are exercisable for a period of six years. In 1997, 11,184 of such warrants were exercised and in January 1998 another 29,331 were exercised. No value was ascribed to these warrants for financial reporting purposes as the Company believes such amount would not be material to the accompanying consolidated financial statements. The holders of this preferred stock had the right to convert their shares into shares of common stock, subject to certain adjustments. Concurrent with the issuance of the 8% Series D Convertible Participating Preferred Stock and common stock warrants, the terms of the outstanding Series A, B and C Redeemable Preferred Stock were revised, resulting in the elimination of all previously existing redemption rights, elimination of all previously accrued dividends in the amount of $1,799,909 and a change in the future dividend rate from 9% to 8%.

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

 (c) Stock Option Plans

  In February 1989, the Company adopted (and subsequently amended) a Stock Option Plan (the "Plan") which provides for granting to certain key employees of the Company, directors and

                         IMPATH INC. AND SUBSIDIARIES
consultants, options to purchase up to 884,688 shares of common stock. Options granted are exercisable over a period not to exceed ten years and generally vest over five years.

  In August 1995, four directors were granted options to purchase a total of 42,528 shares of common stock at an exercise price of $3.50 per share under the Company's Stock Option Plan, which vest ratably over 36 months. Management of the Company estimated the fair market value of the underlying common stock to be approximately $8.00 per share and, accordingly, recorded deferred compensation of $191,000, which amount is being amortized ratably over the vesting period. In October 1995, three additional directors were granted options to purchase a total of 31,896 shares of common stock at an exercise price of $3.50 per share, which vest ratably over 36 months.

  Management of the Company estimated fair market value of the underlying common stock to be approximately $9.50 per share and, accordingly, recorded deferred compensation of $191,000, which amount is being amortized ratably over the vesting period.

  In April 1997, the Company adopted the IMPATH Inc. 1997 Long-Term Incentive Plan (the "Incentive Plan"), which provides for granting to certain key employees of the Company, directors and consultants, options to purchase up to 300,000 shares of common stock. Options granted are exercisable over a period not to exceed ten years and generally vest over four years. Options to purchase 79,000 shares were granted under the Incentive Plan in 1997 to consultants, resulting in $679,752 of compensation expense which will be amortized over the vesting period of the options.

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, which was adopted by the Company in 1996. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in the Statement.

  The per share weighted-average fair value of stock options granted during 1996 and 1997 was $8.10 and $14.88, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996--expected dividend yield 0%, risk-free interest rate of 6.5%, expected volatility of 60% and an expected life of 7 years; 1997-- expected dividend yield 0%, risk- free interest rate of 7.0%, expected volatility of 60% and an expected life of 7 years.

  The Company applies APB Opinion No. 25 in accounting for its options and, accordingly, no compensation cost has been recognized for its stock options issued at exercise prices equal to the fair market value of the stock on the grant date, with the exception of certain stock options issued in 1996 and 1997 to nonemployees as previously described.

  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                             1996       1997
                                                          ---------- ----------
   Net income................................ As reported $2,047,550 $3,649,199
                                              Pro forma   $1,903,858 $3,211,328
   Net income per share--assuming dilution... As reported $     0.38 $     0.63
                                              Pro forma   $     0.37 $     0.55

                         IMPATH INC. AND SUBSIDIARIES

  Pro forma net income reflects only options granted in 1995 through 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

  The following is a summary of option activity during the years ended December 31, 1995, 1996 and 1997:

                                                   WEIGHTED-
                             SHARES                 AVERAGE
                             UNDER       PRICE     EXERCISE
                            OPTIONS    RANGE ($)   PRICE ($)
                            --------  ------------ ---------
   Options outstanding at
    December 31, 1994......  429,886  $  0.28-3.50   $1.98
   Granted.................  126,692     3.50-8.00    4.21
   Exercised...............   (6,444)    0.56-3.50    0.96
   Canceled................  (16,777)    0.56-3.50    0.56
                            --------
   Options outstanding at
    December 31, 1995......  533,357     0.28-8.00    2.57
   Granted.................  247,077   11.13-18.38   14.05
   Exercised...............  (75,846)   0.28-13.00    1.66
   Canceled................  (14,962)   2.15-13.00    5.62
                            --------
   Options outstanding at
    December 31, 1996......  689,626    0.28-18.38    6.72
   Granted.................  342,612   17.25-31.38   23.12
   Exercised............... (125,357)   0.28-25.25    3.84
   Canceled................  (28,705)   2.54-25.25   16.53
                            --------
   Options outstanding at
    December 31, 1997......  878,176    0.28-31.38   13.21
                            ========  ============   =====

  The following table summarizes information about stock options outstanding and exercisable as of December 31, 1997:

                                 WEIGHTED
                    NUMBER        AVERAGE     WEIGHTED    NUMBER    WEIGHTED
     RANGE OF        OUT-        REMAINING    AVERAGE    EXERCIS-   AVERAGE
     EXERCISE     STANDING AT   CONTRACTUAL   EXERCISE   ABLE AT    EXERCISE
      PRICES       12/31/97        LIFE        PRICE     12/31/97    PRICE
   ------------   -----------   -----------   --------   --------   --------
   $  0.28-0.34      43,886     1.97 years     $0.28      43,886     $0.28
           0.56       2,837     3.31 years      0.56       2,837      0.56
     2.12- 3.50     271,137     6.50 years      2.95     204,809      2.85
     8.00-12.63      50,563     8.38 years     10.49      12,375      9.63
    13.00-13.75     112,827     8.06 years     13.07      40,562     13.05
    16.75-18.38     116,494     8.89 years     17.19      26,377     17.19
    18.50-24.75     106,732     9.31 years     19.33      17,231     19.13
          26.88     162,500     9.97 years     26.88         --        --
    27.25-31.38      11,200     9.64 years     29.80         842     29.03
                    -------                              -------
     0.28-31.38     878,176                              348,919
   ============     =======                              =======

  At December 31, 1997, the Company had 939,348 shares reserved for options and warrants outstanding, as well as future option grants.

                         IMPATH INC. AND SUBSIDIARIES

(10) 401(K) RETIREMENT SAVINGS PLAN

  Effective June 1, 1995, the Company adopted the IMPATH Inc. 401(k) Retirement Savings Plan (the "Plan") benefiting certain employees. Employees who are over the age of 21 and have completed six months of service are eligible for voluntary participation in the Plan. Employees may contribute 1% to 20% of their total salaries on a before tax basis, and the Company will match up to 25% of the first 4% of employee contributions. Plan participants who were employees as of June 1, 1995 are 100% vested in all contributions. Any employees hired subsequent to June 1, 1995 are 100% vested in their own contributions and will become vested in employer contributions over a three-year period. Employer contributions for the year ended December 31, 1996 and 1997 were $50,990 and $70,439, respectively.

(11) INCOME TAXES

  The components of the provision for income taxes for 1995, 1996 and 1997 are as follows:

                                               1995        1996        1997
                                             ---------  ----------  ----------
   Current:
     Federal................................ $ 463,000  $1,566,987  $  972,484
     State and local........................   321,000     907,607     573,594
     Benefit of operating loss
      carryforwards.........................  (279,000)        --          --
                                             ---------  ----------  ----------
                                               505,000   2,474,594   1,546,078
                                             ---------  ----------  ----------
   Deferred:
     Federal................................  (298,000)   (541,047)  1,015,667
     State and local........................  (207,000)   (313,238)    290,191
                                             ---------  ----------  ----------
                                              (505,000)   (854,285)  1,305,858
                                             ---------  ----------  ----------
                                             $     --   $1,620,309  $2,851,936
                                             =========  ==========  ==========

  Net deferred tax assets at December 31, 1996 and 1997 are as follows:

                                                              1996      1997
                                                           ---------- ---------
   Allowance for doubtful accounts........................ $1,229,418 $     --
   Deferred compensation..................................     68,782   169,882
   Depreciation...........................................     34,495   263,359
   All other..............................................     26,590  (379,814)
                                                           ---------- ---------
                                                            1,359,285    53,427
   Less: Valuation allowance..............................        --        --
                                                           ---------- ---------
   Deferred tax assets, net............................... $1,359,285 $  53,427
                                                           ========== =========

  Management of the Company believes that it is more likely than not that future tax benefits will be realized as a result of the recent operating performance of the Company.

                         IMPATH INC. AND SUBSIDIARIES

  A reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended December 31, 1995, 1996 and 1997 follows:

                                                            1995   1996  1997
                                                            -----  ----  ----
   Federal statutory income tax rate.......................  34.0% 34.0% 34.0%
   State and local taxes, net of Federal income tax
    benefit................................................  20.3  10.7  10.2
   Change in valuation allowance........................... (50.7) (2.3)  --
   Other...................................................  (3.6)  1.8  (0.3)
                                                            -----  ----  ----
                                                              0.0% 44.2% 43.9%
                                                            =====  ====  ====

(12) LEASES

  The Company utilizes laboratory and office facilities and leases equipment pursuant to the terms of operating and capital leases, which expire through 2009 (certain leases expiring in 1999 are cancelable at the Company's option).

  The present value of future minimum lease payments (including those cancelable at the Company's option and subject to increases in the Consumer Price Index and real estate taxes) for the capital leases and the future minimum lease payments for operating leases are as follows:

                                                          OPERATING   CAPITAL
   YEAR ENDING DECEMBER 31,                                 LEASES     LEASES
   ------------------------                               ---------- ----------
   1998.................................................. $1,133,640 $1,542,039
   1999..................................................  1,030,562  1,241,827
   2000..................................................    886,320    985,702
   2001..................................................    591,925    512,158
   2002..................................................    465,432        --
   Thereafter............................................  3,009,239        --
                                                          ---------- ----------
                                                          $7,117,118  4,281,726
                                                          ========== ----------
   Less amount representing interest.....................              (607,858)
                                                                     ----------
   Present value of minimum lease payments...............             3,673,868
   Less current portion..................................            (1,222,281)
                                                                     ----------
                                                                     $2,451,587
                                                                     ==========

  For the years 1995, 1996 and 1997, rent expense totaled $472,499, $749,168 and $1,169,763, respectively.

(13) RELATED PARTY TRANSACTIONS

  The Company paid $93,112 and $128,329 in the years ended December 31, 1996 and 1997, respectively, to a Director who also performs certain consulting services to the Company.

(14) COMMITMENTS AND CONTINGENCIES

  The Company is involved in various legal actions in the normal course of business, some of which seek monetary damages. The Company believes any ultimate liability associated with these contingencies would not have a material adverse effect on the Company's consolidated financial position or results of operations.

  Certain executive officers of the Company have entered into agreements which provide severance of up to one year's salary in the event of termination without cause.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                            DESCRIPTION                             PAGE
 -------                           -----------                             ----
   3.1   Restated Certificate of Incorporation, as amended                   *
   3.2   Form of Certificate of Amendment regarding authorization of         *
         additional preferred stock
   3.3   By-laws                                                             *
   4.1   Registration Rights Agreement dated February 10, 1995 among         *
         IMPATH Inc. and certain of its shareholders
  10.1   Master Lease Agreement dated April 11, 1995 between IMPATH Inc.     *
         and Financing For Science International, Inc.
  10.2   Employment letter dated October 26, 1993 between Bruce C.           *
         Horten, M.D., and IMPATH Inc.
  10.3   Employment letter dated March 7, 1994 between and John P.           *
         Gandolfo and IMPATH Inc.
  10.4   Space Lease dated August 29, 1988, as amended, between 166 East     *
         61st Street Associates and IMPATH Inc. (formerly known as
         BioPath, Inc.)
  10.5   Sublease dated April 1992, between Zeller 1010 Formals, Inc.        *
         and IMPATH Inc.
  10.6   Space Lease dated September 27, 1991, as amended, between 166       *
         East 61st Street Associates and IMPATH Inc. (formerly known as
         Impath Laboratories Inc.)
  10.7   Assignment and Assumption of Lease Agreement dated August 1,        *
         1990, as amended, between Mitchell Manning Associates, Inc. and
         IMPATH Inc.
  10.8   Space Lease Agreement dated April 20, 1995 between OMA Del Aire     *
         Properties and IMPATH Inc. (formerly known as Impath
         Laboratories Inc.)
  10.9   Floating Rate Promissory Note in the principal amount of            *
         $300,000 made by IMPATH Inc. in favor of Chemical Bank
  10.10  1989 Stock Option Plan                                              *
  10.11  Form of Indemnification Agreement with directors                    *
  10.12  Lease Modification Agreement dated as of April 24, 1995 between     *
         166 East 61st Street Associates and IMPATH Inc. (formerly known as Impath Laboratories Inc.)
  10.13  Letter Agreement dated December 12, 1997 between Anu D. Saad,
         Ph.D, and IMPATH Inc.
  10.14  Letter Agreement dated December 12, 1997 between John P.
         Gandolfo and IMPATH Inc.
  10.15  Letter Agreement dated December 12, 1997 between Bruce C.
         Horten, M.D., and IMPATH Inc.
  10.16  Letter Agreement dated December 12, 1997 between Moacyr Da
         Silva, M.D., and IMPATH Inc.
  10.17  Letter Agreement dated December 12, 1997 between Richard P.
         Adelson and IMPATH Inc.
  10.18  1997 Long Term Incentive Plan                                      **
  10.19  Agreement of Lease dated as of June 26, 1997 between
         International Flavors & Fragrances Inc. and IMPATH Inc.
  23     Consent of KPMG Peat Marwick LLP
  24     Power of Attorney (see "Power of Attorney" in Form 10-K)
  27     Financial Data Schedule                                           ***

--------
* Incorporated by reference to the exhibit of the same number filed with the Registration Statement on Form S-1 of IMPATH Inc. (File No. 33-98916).
** Incorporated by reference to Exhibit A to the Proxy Statement of IMPATH Inc. dated April 25, 1997 (File No. 000-27750).
*** Incorporated by reference to the exhibit of the same number filed with the Registration Statement on Form S-3 of IMPATH Inc. (File No. 333-45921).