Form 10-Q
period 1998-03-31
IMPATH INC
filed 1998-05-11
CIK 1003114

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended March 31, 1998.
                                      OR
      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission file number 0-27750
                                                -------
                                  IMPATH INC.
             (exact name of registrant as specified in its charter)

                              -------------------

          DELAWARE                           8071                   13-3459685
(State or other jurisdiction of    (Primary Standard Industrial   (I.R.S. Employer
incorporation or organization)     Classification Code Number)     Identification No.)

                        521 West 57th Street, 6th Floor
                            NEW YORK, NEW YORK 10019
                                 (212) 698-0300
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)
                              -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X    No
    -------    -------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                OUTSTANDING AT MARCH 31, 1998
-----                                -----------------------------
Common Stock, par value                          7,825,685
$  .005 per share

                                     INDEX

                                  IMPATH INC.


                                                                     PAGE NUMBER
                                                                     -----------
PART I  FINANCIAL INFORMATION


Item 1  Consolidated Financial Statements (Unaudited):



           Consolidated Balance Sheets at March 31, 1998
           and December 31, 1997...........................................3

           Consolidated Statements of Operations for the Three
           Months Ended March 31, 1998 and March 31, 1997..................4

           Consolidated Statement of Stockholders' Equity for the
           Three Months Ended March 31, 1998...............................5

           Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 1998 and March 31, 1997..................6



           Notes to Consolidated Financial Statements......................7

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................8-9

PART II OTHER INFORMATION
Item 6     Exhibits and Reports on Form 8-K................................10-13


Signatures.................................................................14

                          IMPATH INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                  MARCH 31,      DEC. 31,
                                                                    1998           1997
                            ASSETS                               (UNAUDITED)    (AUDITED)
                                                                -------------  ------------
Current assets:
 Cash and cash equivalents                                      $ 66,208,440   $   325,285
 Marketable securities at market value                            17,660,007    13,952,148
 Accounts receivable, net of allowance for doubtful accounts      13,759,593    11,948,229
 Prepaid expenses                                                    423,240       276,073
 Deferred tax assets, net                                             53,427        53,427
 Other current assets                                                769,251       703,753
                                                                ------------   -----------
 Total current assets                                             98,873,958    27,258,915

Fixed assets, less accumulated depreciation and amortization      12,390,773    10,475,575
Deposits and other assets                                            180,034       334,167
Intangible assets, net of accumulated amortization                 8,157,531     8,273,636
                                                                ------------   -----------
 Total assets                                                   $119,602,296   $46,342,293
                                                                ============   ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of capital lease obligations                   $  1,321,439   $ 1,222,281
 Current portion of note payable                                     829,333       700,000
 Accounts payable                                                  2,191,362       956,648
 Construction payments payable                                             -     1,542,199
 Income taxes payable                                                693,078       158,094
 Accrued expenses                                                    935,058       728,353
                                                                ------------   -----------
  Total current liabilities                                        5,970,270     5,307,575
                                                                ------------   -----------
Capital lease obligations, net of current portion                  2,027,623     2,451,587
Note payable, net of current portion                                 189,667       274,000

Stockholders' equity:
 Common stock                                                         39,164        27,294
 Additional paid-in capital                                      105,752,313    33,893,774
 Retained earnings                                                 6,226,228     5,148,077
 Unrealized net depreciation of marketable securities                (37,569)      (83,881)
                                                                ------------   -----------
                                                                 111,980,136    38,985,264

Less:
 Cost of 7,088 shares of common stock held in treasury                  (100)         (100)
 Deferred compensation                                              (565,300)     (676,033)
                                                                ------------   -----------
 Total stockholders' equity                                      111,414,736    38,309,131
                                                                ------------   -----------
 Total liabilities and stockholders' equity                     $119,602,296   $46,342,293
                                                                ============   ===========





See accompanying notes to consolidated financial statements.

                          IMPATH INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                           THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------
                                                               1998            1997
                                                          ---------------  -------------
Revenues:
 Net diagnostic and prognostic services                      $11,603,161     $7,824,950
 Contract laboratory services                                    109,347         20,036
                                                             -----------     ----------
  Total revenues                                              11,712,508      7,844,986
                                                             -----------     ----------
Operating expenses:
 Salaries and related costs                                    4,729,622      3,238,196
 Selling, general and administrative                           5,282,104      3,775,987
                                                             -----------     ----------
  Total operating expenses                                    10,011,726      7,014,183
                                                             -----------     ----------
    Income from operations                                     1,700,782        830,803

Interest income                                                  341,138         62,644
Interest expense                                                 133,109         81,418
Gains on marketable securities, net                                    -        202,537
                                                             -----------     ----------

    Income before income tax expense                           1,908,811      1,014,566

Income tax expense                                              (830,660)      (451,089)
                                                             -----------     ----------
Net income available to common stockholders                  $ 1,078,151     $  563,477
                                                             ===========     ==========


Per common and common equivalent share:
Basic:
 Net income per common share                                        $.18           $.11
                                                             ===========     ==========
 Weighted average common and common
       Equivalent shares outstanding                           6,011,000      5,352,000
                                                             ===========     ==========
Dilutive:

 Net income per common share-assuming dilution                      $.17           $.10
                                                             ===========     ==========
 Weighted average common and common
       Equivalent shares outstanding-assuming dilution         6,460,000      5,754,000
                                                             ===========     ==========





See accompanying notes to consolidated financial statements.

                         IMPATH INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                       Three Months ended March 31, 1998
                                  (Unaudited)

                            COMMON STOCK        ADDITIONAL                  UNREALIZED NET
                            ------------         PAID-IN     ACCUMULATED    DEPRECIATION OF   TREASURY     DEFERRED
                         SHARES      AMOUNT      CAPITAL       EARNINGS       SECURITIES       STOCK      COMPENSATION      TOTAL
                         ------      ------     ----------   -----------    --------------    --------    ------------   ----------
Balance at December
 31, 1997             5,458,827     $27,294   $ 33,893,774    $5,148,077      ($83,881)       ($100)      ($676,033)    $ 38,309,131
                      ---------     -------   ------------    ----------      --------        -----       ---------     ------------
Common shares issued
 upon exercise of
 stock options           44,615         223         91,069                                                                    91,292
Common shares issued
 upon exercise of
 warrants                29,331         147        102,659                                                                   102,806
Common shares issued
 upon secondary
 offering, net        2,300,000      11,500     71,704,811                                                                71,716,311
 Compensation
 associated with
 issuance of
 options to non-
 employees                                                                                                    40,500          40,500
Amortization of
 deferred compen-
 sation                                            (40,000)                                                   70,233          30,233
Change in un-
 realized net
 depreciation of
 securities                                                                      46,312                                       46,312
Net income for the
 period ended
 March 31, 1998                                                1,078,151                                                   1,078,151
                      ---------     -------   ------------    ----------       --------        ------      ---------    -----------
Balance at March 31,
 1998                 7,832,773     $39,164   $105,752,313    $6,226,228       ($37,569)       ($100)      ($565,300)   $111,414,736
                      =========     =======   ============    ==========       ========         =====       =========   ============



See accompanying notes to consolidated financial statements.

                          IMPATH INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                  --------------
                                                                                 1998        1997
                                                                               --------     -------
Cash flows from operating activities:

   Net income                                                                $ 1,078,151   $   563,477
    Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                                553,457       349,239
    Provision for uncollectible accounts receivable                            1,163,396     1,100,349
    Non-cash compensation                                                         70,733        31,896
         Changes in assets and liabilities:
         (Increase) in accounts receivable                                    (2,974,760)   (2,688,028)
         (Increase) in prepaid expenses and current assets                      (212,665)     (109,296)
         Decrease (increase) in deposits and other assets                        154,133       (12,390)
         (Decrease) in accounts payable and accrued expenses                    (100,780)     (444,180)
         Increase (decrease) in income taxes payable                             534,984      (147,911)
                                                                             -----------   -----------
       Total adjustments                                                        (771,502)   (1,920,321)
                                                                             -----------   -----------
Net cash provided by (used in) operating activities                              306,649    (1,356,844)
                                                                             -----------   -----------
Cash flows from investing activities:
    Purchases of marketable securities                                        (7,273,339)    3,745,669
    Sales/maturities of marketable securities                                 (3,611,792)            -
    Acquisitions of businesses                                                         -    (1,175,000)
    Capital expenditures                                                      (2,307,550)     (145,279)
                                                                             -----------   -----------
Net cash (used in) provided by investing activities                           (5,969,097)    2,425,390
                                                                             -----------   -----------
Cash flows from financing activities:
    Issuance of common stock                                                     194,098       113,006
    Proceeds of secondary offering, net of registration costs to date         71,716,311             -
    Payments of capital lease obligations                                       (324,806)     (212,991)
    Payments received on officer loans                                                 -           521
                                                                             -----------   -----------
Net cash provided by (used in) financing activities                           71,545,603       (99,464)
                                                                             -----------   -----------
Net increase in cash and cash equivalents                                     65,883,155       969,082
Cash and cash equivalents at beginning of period                                 325,285       941,903
                                                                             -----------   -----------
Cash and cash equivalents at end of period                                   $66,208,440   $ 1,910,985
                                                                             ===========   ===========





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

In the opinion of IMPATH Inc. (the "Company" or "IMPATH"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the financial information for all periods presented. Results for the interim periods are not necessarily indicative of the results for an entire year and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NET INCOME PER SHARE:

Net income per share, basic is based on the weighted average number of shares of common stock outstanding. Fully diluted earnings per share is based on the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares from stock options and warrants are included in the computation using the treasury stock method to the extent their effect is dilutive.

Comprehensive net income is equal to the net income reported adjusted for the unrealized net appreciation of marketable securities, net of related deferred taxes. Comprehensive net income for the three months ended March 31, 1998 and 1997 was $1,124,463 and $563,477, respectively.

INVESTMENT:

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company's investments (consisting primarily of government and corporate fixed income securities) were classified as available for sale. As a result, the unrealized depreciation is recorded as a separate component of stockholder's equity, net of related deferred taxes. Prior to October 1, 1997, the Company's investments were classified as trading securities with unrealized gains and losses reported in the consolidated statement of operations. The Company currently has approximately $83,000,000 invested in a portfolio of short term fixed income securities , approximately $70,000,000 of which was generated from the net proceeds of an underwritten public offering of 2,300,000 shares of common stock in March 1998. At March 31, 1998, approximately $66,000,000 of securities with original maturities of three month or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in current assets.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       THREE MONTHS ENDED MARCH 31, 1998
                COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997

The Company's total revenues for the first three months of 1998 and 1997 were $11,713,000 and $7,845,000, respectively, representing an increase of $3,868,000, or 49.3%, in 1998. This growth was primarily attributable to a 53.6% increase in case volume resulting from increased sales and marketing activities and to the successful integration of the Company's 1997 acquisitions of certain assets of Oncogenetics, Inc., Immunodiagnostic Laboratories, Inc., the Gencare division of BioReference Laboratories, Inc. and Aeron Biotechnology, Inc. In addition, revenue realization per case increased due to product mix changes toward cases which carry higher reimbursement rates and to payor mix shifts away from direct hospital billing towards private insurance.

Salaries and related costs for the first three months of 1998 and 1997 were $4,730,000 and $3,238,000, respectively, representing an increase of $1,492,000, or 46.1%, in 1998. This increase was the result of increased personnel headcount due to the increase in case volume, as well as personnel costs incurred in connection with the Company's expansion. Salaries and related costs, as a percentage of total revenues decreased to 40.4% in 1998 from 41.3% in 1997.

Selling, general and administrative expenses for the first three months of 1998 and 1997 were $5,282,000 and $3,776,000, respectively, representing an increase of $1,506,000, or 39.9%, in 1998. The largest component of this increase was $502,000 in incremental courier and laboratory supply costs due to rapid case volume growth. The Company also incurred an additional $204,000 in amortization and depreciation expenses associated with the Company's asset acquisitions and capital equipment requirements. In addition, the Company incurred $156,000 in incremental travel related expenses and professional fees associated with expanded sales, marketing and investor relations activities. Selling, general and administrative expenses as a percentage of total revenues decreased to 45.1% in 1998 from 48.1% in 1997.

Income from operations for the first three months of 1998 and 1997 was $1,701,000 and $831,000, respectively, representing an increase of $870,000, or 10.5%, in 1998. The 1998 figure reflects increased company operating margins from its core diagnostic and prognostic services and the Company's continued expansion of its oncology business, particularly in molecular and Cytogenetics testing for cancer. As a percentage of total revenues, income from operations increased to 14.5% in 1998 from 10.6% in 1997.

Other income, net for the first three months of 1998 and 1997 was $208,000 and $184,000, respectively, representing an increase of $24,000 in 1998. The increase was the result of increased interest income generated from the proceeds of the Company's secondary public offering of common stock in March 1998, partially offset by increased interest expense due to additional capital lease obligations.

The tax provision for the first three months of 1998 of approximately $831,000 reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 1998 to be approximately 44% which is in line with the current provision.

Net income for the first three months of 1998 and 1997 was $1,078,000 and $563,000, respectively, representing an increase of $515,000, or 91.5% in 1998. As a percentage of total revenues, net income increased to 9.2% in 1998 from 7.2% in 1997, which was due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations through its February 1996 initial public offering, the private issuance of convertible preferred stock, secured term loans and operating and capital equipment leases. In March 1998, the Company raised approximately $72,000,000 of capital through an underwritten secondary public offering of Common Stock. The proceeds will be used to fund the Company's growth strategy and the continued development of its outcomes database.

The Company's cash and cash equivalent balances at March 31, 1998 and December 31, 1997 were $66,208,000 and $325,000, respectively, representing an increase of $65,883,000 in 1998, primarily due to the net cash proceeds generated from the secondary public offering of 2.3 million shares of common stock. The Company has invested approximately $70,000,000 of the proceeds in a portfolio of short-term government and corporate fixed income securities.

For the quarter ended March 31, 1998, net cash provided by operating activities was approximately $266,000. This resulted from higher net income, as well as an increase in income taxes payable of $535,000 due to timing differences between book and taxable income, offset by an increase in accounts receivable net of allowance for bad debt of approximately $1,811,000 due to rapid sales growth. The Company also reduced its accounts payable and accrued expenses by approximately $100,000.

For the quarter ending March 31, 1998, the Company invested approximately $3,600,000 of the proceeds from the secondary offering in marketable securities and incurred approximately $2,300,000 in capital expenditures, including costs associated with the Company's relocation of its New York facilities.

The Company received approximately $194,000 for the quarter ended March 31, 1998 through the issuance of Common Stock upon the exercise of incentive stock options and warrants. The Company used approximately $325,000 to satisfy its capital lease obligations.

In March 1998, the Company established an unsecured line of credit at an aggregate amount of $10.0 million with Fleet Bank. Borrowing under the line will bear interest at LIBOR plus 2.25%. As of March 31, 1998, the Company had not drawn on the line of credit.

The Company's growth strategy is anticipated to be financed through the net proceeds from the secondary public offering of 2,300,000 shares of its Common Stock, its current cash resources and existing third-party credit facilities. The Company believes the combination of these sources will be sufficient to fund its operations and satisfy the Company's cash requirements for the next 12 months and the foreseeable future. There may be circumstances, however, that would accelerate the Company's use of proceeds from the secondary public offering. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company.

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



     Dated: May 11, 1998            IMPATH INC.
                                    -----------
                                    (Registrant)


     Dated: May 11, 1998            By   /s/  Anu D. Saad
                                    ----------------------------
                                    Anu D. Saad, Ph.D.
                                    President and Chief
                                    Executive Officer


     Dated: May 11, 1998            By  /s/ John P. Gandolfo
                                    ----------------------------
                                    John P. Gandolfo
                                    Executive Vice President,
                                    Chief Financial Officer
                                    and Principal Accounting
                                    Officer

                             INDEX TO EXHIBITS
                             -----------------



 Exhibit                                                     Page
 Number                     Description                     Number
 ------                     -----------                     ------

  11       Statement re Computation of Per Share Earnings
           for the Three Months Ended March 31, 1998
           and 1997 (Unaudited)                                 12

  27       Financial Data Schedule                              13