Form 10-Q/A
period 1998-03-31
IMPATH INC
filed 1998-05-14
CIK 1003114

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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
                   ----------------------------------------
            (exact name of registrant as specified in its charter)

            DELAWARE                             8071                     13-3459685
  (State or other jurisdiction of    (Primary Standard Industrial      (I.R.S. Employer
   incorporation or organization)     Classification Code Number)     Identification No.)

                        521 West 57th Street, 6th Floor
                           NEW YORK, NEW YORK 10019
                                (212) 698-0300
              (Address, including zip code, and telephone number,
                   ----------------------------------------
       including area code, of registrant's principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X    No   ___
    -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                        OUTSTANDING AT MARCH 31, 1998
-----                                        -----------------------------
Common Stock, par value                                7,825,685
$ .005 per share

The registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 to correct errors in the Consolidated Statements of Cash Flows (Unaudited) included in the Financial Statements at Item 1 and to correct a typographical error in the first sentence of the fourth paragraph (105% instead of 10.5%) of Management's Discussion and Analysis included at Item 2. Although the only change to the Financial Statements included in Item 1 is to the Consolidated Statements of Cash Flows (Unaudited), the Financial Statements are set forth in full in this Form 10-Q/A pursuant to Regulation Section 240.12b-15.

                                                                         PAGE NUMBER
                                                                         -----------
Item 1.  Consolidated Financial Statements (Unaudited):


        Consolidated Balance Sheets at March 31, 1998
        and December 31, 1997................................................... 3

        Consolidated Statements of Operations for the Three
        Months Ended March 31, 1998 and March 31, 1997.......................... 4

        Consolidated Statement of Stockholders' Equity for the
        Three Months Ended March 31, 1998....................................... 5

        Consolidated Statements of Cash Flows for the Three
        Months Ended March 31, 1998 and March 31, 1997.......................... 6


        Notes to Consolidated Financial Statements.............................. 7

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations................................ 8

Signatures...................................................................... 10

            Item 1.  Consolidated Financial Statements (Unaudited)


                         IMPATH INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                 MARCH 31,        DEC. 31,
                                                                   1998             1997
                            ASSETS                              (UNAUDITED)      (AUDITED)
                                                               -------------    ----------
Current assets:
 Cash and cash equivalents                                      $ 66,208,440   $   325,285
 Marketable securities at market value                            17,660,007    13,952,148
 Accounts receivable, net of allowance for doubtful accounts      13,759,593    11,948,229
 Prepaid expenses                                                    423,240       276,073
 Deferred tax assets, net                                             53,427        53,427
 Other current assets                                                769,251       703,753
                                                                ------------   -----------
 Total current assets                                             98,873,958    27,258,915

Fixed assets, less accumulated depreciation and amortization      12,390,773    10,475,575
Deposits and other assets                                            180,034       334,167
Intangible assets, net of accumulated amortization                 8,157,531     8,273,636
                                                                ------------   -----------
 Total assets                                                   $119,602,296   $46,342,293
                                                                ============   ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of capital lease obligations                   $  1,321,439   $ 1,222,281
 Current portion of note payable                                     829,333       700,000
 Accounts payable                                                  2,191,362       956,648
 Construction payments payable                                             -     1,542,199
 Income taxes payable                                                693,078       158,094
 Accrued expenses                                                    935,058       728,353
                                                                ------------   -----------
  Total current liabilities                                        5,970,270     5,307,575
                                                                ------------   -----------
Capital lease obligations, net of current portion                  2,027,623     2,451,587
Note payable, net of current portion                                 189,667       274,000

Stockholders' equity:
 Common stock                                                         39,164        27,294
 Additional paid-in capital                                      105,752,313    33,893,774
 Retained earnings                                                 6,226,228     5,148,077
 Unrealized net depreciation of marketable securities                (37,569)      (83,881)
                                                                ------------   -----------
                                                                 111,980,136    38,985,264

Less:
 Cost of 7,088 shares of common stock held in treasury                  (100)         (100)
 Deferred compensation                                              (565,300)     (676,033)
                                                                ------------   -----------
 Total stockholders' equity                                      111,414,736    38,309,131
                                                                ------------   -----------
 Total liabilities and stockholders' equity                     $119,602,296   $46,342,293
                                                                ============   ===========

See accompanying notes to consolidated financial statements.

                         IMPATH INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                           THREE MONTHS ENDED MARCH 31,
                                                         --------------------------------
                                                                 1998            1997
                                                                ------          ------
Revenues:
 Net diagnostic and prognostic services                      $11,603,161     $7,824,950
 Contract laboratory services                                    109,347         20,036
                                                             -----------     ----------
  Total revenues                                              11,712,508      7,844,986
                                                             -----------     ----------
Operating expenses:
 Salaries and related costs                                    4,729,622      3,238,196
 Selling, general and administrative                           5,282,104      3,775,987
                                                             -----------     ----------
  Total operating expenses                                    10,011,726      7,014,183
                                                             -----------     ----------
    Income from operations                                     1,700,782        830,803

Interest income                                                  341,138         62,644
Interest expense                                                 133,109         81,418
Gains on marketable securities, net                                    -        202,537
                                                             -----------     ----------

    Income before income tax expense                           1,908,811      1,014,566

Income tax expense                                              (830,660)      (451,089)
                                                             -----------     ----------
Net income available to common stockholders                  $ 1,078,151     $  563,477
                                                             ===========     ==========

Per common and common equivalent share:
Basic:
 Net income per common share                                        $.18           $.11
                                                             ===========     ==========
 Weighted average common and common
   Equivalent shares outstanding                               6,011,000      5,352,000
                                                             ===========     ==========
Dilutive:

 Net income per common share-assuming dilution                      $.17           $.10
                                                             ===========     ==========
 Weighted average common and common
   Equivalent shares outstanding-assuming dilution             6,460,000      5,754,000
                                                             ===========     ==========

                         IMPATH INC. AND SUBSIDIARIES

                Consolidated Statement of Stockholders' Equity
                       Three Months ended March 31, 1998
                                  (Unaudited)

                                         COMMON STOCK         Additional                         UNREALIZED NET
                                         ------------
                                                                PAID-IN         ACCUMULATED     DEPRECIATION OF
                                      Shares      Amount        CAPITAL           EARNINGS         SECURITIES
                                      ------      ------       ---------        -----------     ---------------
Balance at December 31, 1997          5,458,827   $27,294     $ 33,893,774       $5,148,077         ($83,881)
                                      =========   =======     ============       ==========         ========
Common shares issued upon
     exercise of stock options           44,615       223           91,069
Common shares issued upon
     exercise of warrants                29,331       147          102,659
Common shares issued upon
     secondary offering, net          2,300,000    11,500       71,704,811
Compensation associated with
     issuance of options to non-
     employees
Amortization of deferred
     compensation                                                  (40,000)
Change in unrealized net
     depreciation of securities                                                                       46,312
Net income for the period
     ended March 31, 1998                                                         1,078,151
                                      ---------   -------     ------------       ----------         --------
Balance at March 31, 1998             7,832,773   $39,164     $105,752,313       $6,226,228         ($37,569)
                                      =========   =======     ============       ==========         ========
                                                    TREASURY        DEFERRED
                                                      STOCK       COMPENSATION       TOTAL
                                                  ------------   --------------    ---------
Balance at December 31, 1997                          ($100)       ($676,033)     $ 38,309,131
                                                      =====        =========      ============
Common shares issued upon
     exercise of stock options                                                          91,292
Common shares issued upon
     exercise of warrants                                                              102,806
Common shares issued upon
     secondary offering, net                                                        71,716,311
Compensation associated with
     issuance of options to non-
     employees
Amortization of deferred                                              40,500            40,500
     compensation                                                     70,233            30,233
Change in unrealized net
     depreciation of securities                                                         46,312
Net income for the period
     ended March 31, 1998                                                            1,078,151
                                                      -----        ---------      ------------
Balance at March 31, 1998                             ($100)       ($565,300)     $111,414,736
                                                      =====        =========      ============

See accompanying notes to consolidated financial statements.

                         IMPATH INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                                 1998          1997
                                                                                ------        ------
Cash flows from operating activities:
   Net income                                                                $ 1,078,151   $   563,477
    Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                                553,457       349,239
    Provision for uncollectible accounts receivable                            1,163,396     1,100,349
    Non-cash compensation                                                         70,733        31,896
         Changes in assets and liabilities:
         (Increase) in accounts receivable                                    (2,974,760)   (2,688,028)
         (Increase) in prepaid expenses and current assets                      (212,665)     (109,296)
         Decrease (increase) in deposits and other assets                        154,133       (12,390)
         (Decrease) in accounts payable and accrued expenses                    (100,780)     (444,180)
         Increase (decrease) in income taxes payable                             534,984      (147,911)
                                                                             -----------   -----------
       Total adjustments                                                        (811,502)   (1,920,321)
                                                                             -----------   -----------
Net cash provided by (used in) operating activities                              266,649    (1,356,844)
                                                                             -----------   -----------
Cash flows from investing activities:
    Purchases of marketable securities                                        (7,273,339)    3,745,669
    Sales/maturities of marketable securities                                  3,611,792             -
   Acquisitions of businesses                                                          -    (1,175,000)
   Capital expenditures                                                       (2,307,550)     (145,279)
                                                                             -----------   -----------
Net cash (used in) provided by investing activities                           (5,969,097)    2,425,390
                                                                             -----------   -----------
Cash flows from financing activities:
  Issuance of common stock                                                       194,098       113,006
  Proceeds of secondary offering, net of registration costs to date           71,716,311             -
  Payments of capital lease obligations                                         (324,806)     (212,991)
  Payments received on officer loans                                                   -           521
                                                                             -----------   -----------
Net cash provided by (used in) financing activities                           71,585,603       (99,464)
                                                                             -----------   -----------
Net increase in cash and cash equivalents                                     65,883,155       969,082
Cash and cash equivalents at beginning of period                                 325,285       941,903
                                                                             -----------   -----------
Cash and cash equivalents at end of period                                   $66,208,440   $ 1,910,985
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

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Income from operations for the first three months of 1998 and 1997 was $1,701,000 and $831,000, respectively, representing an increase of $870,000, or 105%, in 1998. The 1998 figure reflects increased company operating margins from its core diagnostic and prognostic services and the Company's continued expansion of its oncology business, particularly in molecular and Cytogenetics testing for cancer. As a percentage of total revenues, income from operations increased to 14.5% in 1998 from 10.6% in 1997.

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


     Dated: May 14, 1998                     IMPATH INC.
                                             -----------
                                             (Registrant)


     Dated: May 14, 1998                     By /s/ ANU D. SAAD
                                             ----------------------------
                                             Anu D. Saad, Ph.D.
                                             President and Chief
                                             Executive Officer


     Dated: May 14, 1998                     By /s/ JOHN P. GANDOLFO
                                             ----------------------------
                                             John P. Gandolfo
                                             Executive Vice President,
                                             Chief Financial Officer
                                             and Principal Accounting
                                             Officer