Form 10-Q
period 1998-06-30
IMPATH INC
filed 1998-08-12
CIK 1003114

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended  June 30, 1998.
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission file number 0-27750
                                                -------
                                  IMPATH INC.
                      -------------------------------
             (exact name of registrant as specified in its charter)


       DELAWARE                8071                  13-3459685
    (State or other       (Primary Standard       (I.R.S. Employer
    jurisdiction of          Industrial          Identification No.)
    incorporation or         Code Number)           Classification
      organization)


                        521 West 57th Street, 6th Floor
                            NEW YORK, NEW YORK 10019
                                 (212) 698-0300
              (Address, including zip code, and telephone number,
                       ----------------------------------
       including area code, of registrant's principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X     No
    -----      -----


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                       OUTSTANDING AT JUNE 30, 1998
-----                       ----------------------------
Common Stock, par value              7,924,740
$ .005 per share


                                     INDEX

                          IMPATH INC. AND SUBSIDIARIES


                                                       PAGE NUMBER
                                                       -----------

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):


Consolidated Balance Sheets at June 30, 1998
and December 31, 1997.................................      3

Consolidated Statements of Operations for the Three
and Six Months Ended June 30, 1998 and June 30, 1997..      4

Consolidated Statement of Stockholders' Equity for the
Six Months Ended June 30, 1998........................      5

Consolidated Statements of Cash Flows for the Six
Months Ended June 30, 1998 and June 30, 1997..........      6



Notes to Consolidated Financial Statements............    7-8


Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations......   9-13

PART II  OTHER INFORMATION
Item 6  Exhibits and Reports on Form 8-k............... 14-15
Signatures.............................................    16


             Item 1.  Consolidated Financial Statements (Unaudited)


                          IMPATH INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets



                                                                  JUNE 30,       DEC. 31,
                                                                    1998           1997
                            ASSETS                               (UNAUDITED)    (AUDITED)
                                                                -------------  ------------
Current assets:
 Cash and cash equivalents                                      $ 61,952,571   $   325,285
 Marketable securities at market value                            17,240,436    13,952,148
 Accounts receivable, net of allowance for doubtful accounts      15,830,324    11,948,229
 Prepaid expenses                                                    674,271       276,073
 Prepaid taxes                                                       950,506             -
 Deferred tax assets, net                                             53,427        53,427
 Other current assets                                                956,175       703,753
                                                                ------------   -----------
 Total current assets                                             97,657,710    27,258,915

Fixed assets, less accumulated depreciation and amortization      15,233,189    10,475,575
Deposits and other assets                                            160,282       334,167
Intangible assets, net of accumulated amortization                 7,965,864     8,273,636
                                                                ------------   -----------
 Total assets                                                   $121,017,045   $46,342,293
                                                                ============   ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of capital lease obligations                   $  1,506,178   $ 1,222,281
 Current portion of note payable                                     506,085       700,000
 Accounts payable                                                  1,978,443       956,648
 Construction payments payable                                             -     1,542,199
 Income taxes payable                                                      -       158,094
 Accrued expenses                                                    611,896       728,353
                                                                ------------   -----------
  Total current liabilities                                        4,602,602     5,307,575
                                                                ------------   -----------
Capital lease obligations, net of current portion                  2,818,997     2,451,587
Note payable, net of current portion                                  61,872       274,000

Stockholders' equity:
 Common stock                                                         39,658        27,294
 Additional paid-in capital                                      106,041,039    33,893,774
 Retained earnings                                                 8,014,935     5,148,077
 Unrealized net depreciation of marketable securities                (67,392)      (83,881)
                                                                ------------   -----------
                                                                 114,028,240    38,985,264

Less:
 Cost of 7,088 shares of common stock held in treasury                  (100)         (100)
 Deferred compensation                                              (494,566)     (676,033)
                                                                ------------   -----------
 Total stockholders' equity                                      113,533,574    38,309,131
                                                                ------------   -----------
 Total liabilities and stockholders' equity                     $121,017,045   $46,342,293
                                                                ============   ===========

See accompanying notes to consolidated financial statements.

                          IMPATH INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                    -----------------------------  ---------------------------
                                                         1998           1997           1998           1997
                                                    --------------  -------------  -------------  ------------
Revenues:
    Net diagnostic and prognostic services            $13,294,827     $9,249,227    $24,897,988   $17,074,177
    Contract laboratory services                          140,082         35,912        249,429        55,948
                                                       ----------     ----------     ----------    ----------
          Total revenues                               13,434,909      9,285,139     25,147,417    17,130,125
                                                       ----------     ----------     ----------    ----------
Operating expenses:
    Salaries and related costs                          5,396,044      3,836,405     10,125,666     7,074,602
    Selling, general and administrative                 6,014,034      4,106,433     11,296,138     7,882,419
                                                       ----------     ----------     ----------    ----------
        Total operating expenses                       11,410,078      7,942,838     21,421,804    14,957,021
                                                       ----------     ----------     ----------    ----------
             Income from operations                     2,024,831      1,342,301      3,725,613     2,173,104
Interest income                                         1,043,014        222,151      1,384,152       284,796
Interest expense                                         (117,575)       (63,492)      (250,684)     (144,912)
Gains on marketable securities, net                             0         40,187              0       242,725
                                                       ----------     ----------     ----------    ----------

             Income before income tax expense           2,950,270      1,541,147      4,859,081     2,555,713
Income tax expense                                     (1,161,563)      (673,424)    (1,992,223)   (1,124,513)
                                                       ----------     ----------     ----------     ---------
Net income available to common stockholders           $ 1,788,707     $  867,723    $ 2,866,858   $ 1,431,200
                                                      ===========     ==========    ===========   ===========

Per common and common equivalent share:
Basic:
   Net income per common share                              $0.23          $0.16          $0.41         $0.27
                                                      ===========     ==========    ===========   ===========
   Weighted average common and common
       equivalent shares outstanding                    7,899,000      5,388,000      6,968,000     5,370,000
                                                      ===========     ==========    ===========   ===========
Dilutive:
   Net income per common share-assuming
     dilution                                               $0.22           $.15          $0.39         $0.25
                                                      ===========     ==========    ===========   ===========
   Weighted average common and common
       equivalent shares outstanding-assuming
       dilution                                         8,274,000      5,829,000      7,380,000     5,792,000
                                                      ===========     ==========    ===========   ===========

See accompanying notes to consolidated financial statements.

                         IMPATH INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                         Six Months ended June 30, 1998
                                  (Unaudited)



                                                                              Unrealized
                            Common Stock       Additional                        net
                        -------------------     paid-in        Retained      depreciation    Treasury    Deferred
                        Shares       Amount     capital        Earnings     of securities     stock    Compensation      Total
                        ------       ------    ---------       --------     -------------    -------   ------------      -----
Balance at December
 31, 1997              5,458,827     $27,294  $ 33,893,774    $5,148,077       $(83,881)       $(100)    $(676,033)    $ 38,309,131
                       =========     =======  ============    ==========       ========        =====     =========     ============

Common shares issued
  upon exercise of
  stock options          143,670         718       466,943                                                                  467,661
Common shares issued
  upon exercise of
  warrants                29,331         146       102,660                                                                   102,806
Common shares issued
  upon secondary
  offering, net        2,300,000      11,500    71,617,662                                                                71,629,162
Compensation
  associated with
  issuance of
  options to non-
  employees                                                                                                 40,500            40,500
Amortization of
  deferred                                         (40,000)                                                140,967           100,967
  compensation
Change in unrealized
  net depreciation of
  securities                                                                     16,489                                       16,489
Net income for the
  period ended
  June 30, 1998                                                   2,866,858                                                2,866,858
                       ---------     -------  ------------       ----------    --------        -----     ---------      ------------
Balance at June 30,
 1998                  7,931,828     $39,658  $106,041,039       $8,014,935    $(67,392)       $(100)    $(494,566)     $113,533,574
                       =========     =======  ============       ==========    ========        =====     =========      ============



See accompanying notes to consolidated financial statements.

                          IMPATH INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


[CAPTION]

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                           ---------------------------
                                                                                1998        1997
                                                                                ----        ----
Cash flows from operating activities:
   Net income                                                                $  2,866,858   $ 1,431,200
    Adjustments to reconcile net income to net cash (used in)
    operating activities:
    Depreciation and amortization                                               1,253,139       758,093
    Provision for uncollectible accounts receivable                             2,726,021     2,244,369
    Non-cash compensation                                                         140,967        63,792
     Changes in assets and liabilities:
     (Increase) in accounts receivable                                         (6,608,117)   (4,588,759)
     (Increase) in prepaid expenses and current assets                           (650,620)     (318,897)
     Decrease (increase) in deposits and other assets                             173,885      (137,328)
     Increase (decrease) in accounts payable and accrued expenses                 905,338    (1,356,395)
     (Decrease) in construction payments payable                               (1,542,199)            -
     (Decrease) in income taxes payable                                        (1,108,600)     (423,511)
                                                                             ------------   -----------
Total adjustments                                                              (4,710,186)   (3,758,636)
                                                                             ------------   -----------
Net cash (used in) operating activities                                        (1,843,328)   (2,327,436)
                                                                             ------------   -----------
Cash flows from investing activities:
   Purchases of marketable securities                                         (22,136,348)            -
   Sales/ redemptions of marketable securities                                 18,864,549     6,309,926
  Acquisitions/investments in businesses                                                -    (1,250,000)
  Capital expenditures                                                         (4,255,875)     (440,675)
                                                                             ------------   -----------
Net cash (used in) provided by investing activities                            (7,527,674)    4,619,251
                                                                             ------------   -----------
Cash flows from financing activities:
 Issuance of common stock from exercise of options and warrants                   570,467       236,390
 Proceeds of secondary offering, net of registration costs to date             71,629,162             -
 Payments of notes payable                                                       (451,043)            -
 Payments of capital lease obligations                                           (750,298)     (399,056)
 Payments received on officer loans                                                     -        10,085
                                                                             ------------   -----------
Net cash provided by (used in) financing activities                            70,998,288      (152,581)
                                                                             ------------   -----------
Net increase in cash and cash equivalents                                      61,627,286     2,139,234
Cash and cash equivalents at beginning of period                                  325,285       941,903
                                                                             ------------   -----------
Cash and cash equivalents at end of period                                   $ 61,952,571   $ 3,081,137
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

Comprehensive net income is equal to the net income reported adjusted for the unrealized net appreciation or depreciation of marketable securities, net of related deferred taxes. Comprehensive net income for the three months ended June 30, 1998 and 1997 was $1,758,884 and $867,723, respectively. Comprehensive net income for the six months ended June 30, 1998 and 1997 was $2,883,347 and $1,431,200, respectively.

INVESTMENTS:

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company's investments (consisting primarily of government and corporate fixed income securities) were classified as available for sale. As a result, the unrealized depreciation is recorded as a separate component of stockholders' equity, net of related deferred taxes. Prior to October 1, 1997, the Company's investments were classified as trading securities with unrealized gains and losses reported in the consolidated statement of operations. The Company currently has approximately $77,000,000 invested in a portfolio of short term and fixed income securities, approximately $70,000,000 of which was generated from the net proceeds of an underwritten public offering of 2,300,000 shares of common stock in March 1998. At June 30, 1998, approximately $60,000,000 of securities with original maturities of three months or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in current assets.

ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS:

In accordance with Generally Accepted Accounting Principles ("GAAP") and consistent with healthcare industry practices, IMPATH records its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of June 30, 1998 and December 31, 1997:

                                                      June 30, 1998                  December 31, 1997
                                                      -------------                  -----------------
Gross Accounts Receivable ................             $28,490,010                     $21,768,226
Allowance for doubtful accounts ..........              (4,683,414)                     (4,673,990)
Contractual allowance reserve  ..........               (7,976,272)                     (5,146,007)
                                                       -----------                     -----------
                                                       $15,830,324                     $11,948,229


The growth in the contractual allowance reserve (contractual allowances are provided against revenues) is due to the increasing shift to managed care contracts from traditional fee for service billing.

ACQUISITIONS

On July 29, 1998 the Company purchased certain assets of Biologic & Immunologic Science Laboratories, Inc. ("BIS"), a privately held cancer diagnostics company based in Reseda, California for $3.6 million. This acquisition will allow IMPATH to expand its core diagnostic and prognostic business and build on IMPATH's scientific leadership in lymph node and bone marrow micrometastases detection in early and late stage cancer. Additionally, the acquisition will further enhance the Company's ability to provide unique cancer information to physicians for evaluating and treating cancer patients; to the biopharmaceutical industry in assessing biologically relevant characteristics for targeted drug development and in selecting patients for clinical trials; as well as in evaluating the efficacy of various therapies.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 1998
                 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

The Company's total revenues for the three months ended June 30, 1998 and 1997 were $13,435,000 and $9,285,000, respectively, representing an increase of $4,150,000, or 44.7%, in 1998. This growth was primarily attributable to a 54.1% increase in case volume resulting from increased sales and marketing activities, as well as the successful integration of our two most recent acquisitions - certain assets of the GenCare division of Bio Reference Laboratories, Inc. and of Aeron Biotechnology, Inc. In addition, revenue realization per case continued to increase due to product mix changes toward cases which carry higher reimbursement rates and shifts in the payor mix from institutional to third-party billing.

Salaries and related costs for the three months ended June 30, 1998 and 1997 were $5,396,000 and $3,836,000, respectively, representing an increase of $1,560,000, or 40.7%, in 1998. This increase was the result of additional personnel required to service the case volume growth, as well as personnel costs incurred in connection with the Company's expansion. Salaries and related costs, as a percentage of total revenues decreased to 40.2% in 1998 from 41.3% in 1997.

Selling, general and administrative expenses for the three months ended June 30, 1998 and 1997 were $6,014,000 and $4,106,000, respectively, representing an increase of $1,908,000, or 46.5%, in 1998. The largest component of this increase was $704,000 in incremental lab supply and courier costs due to rapid case volume growth. Another component of this increase was $419,000 in incremental bad debt expense resulting from higher revenues. The Company also incurred an additional $291,000 in depreciation and amortization costs related to leasehold improvements at the Company's new facility in New York and goodwill amortization associated with the Company's acquisitions. Additionally, incremental costs of $168,000 in medical consulting were incurred as a result of the Company's expanding oncology business, particularly in serum and molecular testing. The Company's travel related expenses and professional fees increased $159,000 due to expanding sales, marketing and investor relations activities. Due to the Company's expanding business base, selling, general and administrative expenses as a percentage of total revenues increased to 44.8% in 1998 compared to 44.2% in 1997.

Income from operations for the three months ended June 30, 1998 and 1997 was $2,025,000 and $1,342,000, respectively, representing an increase of $683,000, or 50.9%, in 1998. The 1998 figure reflects increased Company operating margins from its core diagnostic and prognostic services. As a percentage of total revenues, income from operations increased to 15.1% in 1998 from 14.5% in 1997.

Interest income, net for the three months ended June 30, 1998 and 1997 was $925,000 and $199,000, respectively, representing an increase of $726,000 in 1998. The increase was the result of increased interest income generated from the proceeds of the Company's secondary public offering of common stock in March 1998, partially offset by increased interest expense due to additional capital lease obligations. The proceeds from the other income are being used to fund the Company's expansion and database development activities.

The tax provision for the three months ended June 30, 1998 of approximately $1,162,000 reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 1998 to be approximately 41% , which is in line with the current provision.

As a result, net income for the three months ended June 30, 1998 and 1997 was $1,789,000 and $868,000, respectively, representing an increase of $921,000 or 106.1% in 1998. The increase in net income is attributed to the factors described above.

                         SIX MONTHS ENDED JUNE 30, 1998
                  COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

The Company's total revenues for the first six months of 1998 and 1997 were $25,147,000 and $17,130,000, respectively, representing an increase of $8,017,000 or 46.8%, in 1998. This growth was primarily attributable to a 53.8% increase in case volume resulting from increased sales and marketing activities and to the successful integration of the Company's 1997 acquisitions of certain assets of the Gencare division of BioReference Laboratories, Inc. and Aeron Biotechnology, Inc. In addition, revenue realization per case increased due to product mix changes toward cases which carry higher reimbursement rates and to payor mix shifts away from direct hospital billing and towards private insurance.

Salaries and related costs for the first six months of 1998 and 1997 were $10,126,000 and $7,075,000, respectively, representing an increase of $3,051,000, or 43.1%, in 1998. This increase was the result of increased personnel headcount due to the increase in case volume, as well as personnel costs incurred in connection with the Company's expansion. Salaries and related costs, as a percentage of total revenues decreased to 40.3% in 1998 from 41.3% in 1997.

Selling, general and administrative expenses for the first six months of 1998 and 1997 were $11,296,000 and $7,882,000, respectively, representing an increase of $3,414,000, or 43.3%, in 1998. The largest component of this increase was $947,000 in incremental courier and laboratory supply costs due to rapid case volume growth. The Company also incurred an additional $495,000 in amortization and depreciation expenses associated with leasehold improvements at the Company's new facility in New York, capital equipment requirements due to the Company's growth as well as goodwill amortization related to the Company's asset acquisitions. Incremental bad debt expense of $482,000 resulted from higher revenues. Medical consulting and lab subcontracting costs increased $289,000 due to the expansion of the Company's oncology business, particularly in serum and molecular testing. In addition, the Company incurred $272,000 in incremental travel expenses and professional fees associated with expanded sales, marketing and investor relations activities as well as $131,000 in increased insurance costs related to the Company's new facility and personnel expansion. Telecommunication expenses increased $215,000 due to the Company's expansion and relocation of its New York facility, as well as an increase in data networking costs associated with the Company's new clinical, financial and database applications. Selling, general and administrative expenses as a percentage of total revenues decreased to 44.9% in 1998 from 46.0% in 1997.

Income from operations for the first six months of 1998 and 1997 was $3,726,000 and $2,173,000, respectively, representing an increase of $1,553,000, or 71.5%, in 1998. The 1998 figure reflects increased company operating margins from its core diagnostic and prognostic services and the Company's continued expansion of its oncology business. As a percentage of total revenues, income from operations increased to 14.8% in 1998 from 12.7% in 1997.

Interest income, net for the first six months of 1998 and 1997 was $1,133,000 and $383,000, respectively, representing an increase of $750,000 in 1998. The increase was the result of increased interest income generated from the proceeds of the Company's secondary public offering of common stock in March 1998, partially offset by increased interest expense due to additional capital lease obligations.

The tax provision for the first six months of 1998 of approximately $1,992,000 reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 1998 to be approximately 41% which is in line with the current provision.

Net income for the first six months of 1998 and 1997 was $2,867,000 and $1,431,000, respectively, representing an increase of $1,436,000, or 100.3% in 1998. As a percentage of total revenues, net income increased to 11.4% in 1998 from 8.4% in 1997, which was due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations through its February 1996 initial public offering, the private issuance of convertible preferred stock, secured term loans and operating and capital equipment leases. In March 1998, the Company raised approximately $72,000,000 of capital through a secondary public offering of Common Stock. The proceeds will be used to fund the Company's growth strategy and the continued development of its outcomes database.

The Company's cash and cash equivalent balances at June 30, 1998 and December 31, 1997 were $61,953,000 and $325,000, respectively, representing an increase of $61,628,000 in 1998, due to the net cash proceeds generated from the secondary public offering of 2.3 million shares of common stock. The Company has invested approximately $60,000,000 of the proceeds in a portfolio of short-term government and corporate fixed income securities.

For the six months ended June 30, 1998, net cash used in operating activities was approximately $1,843,000. This resulted from higher net income, offset by a decrease in income taxes payable of approximately $1,109,000 due to timing differences between book and taxable income, and an increase in accounts receivable net of allowance for bad debt of approximately $3,882,000 due to rapid sales growth. The Company also expended approximately $1,542,000 in the period for leasehold improvements associated with the Company's new facility, offset by an increase in accounts payable and accrued expenses.

The Company invested approximately $3,272,000 in marketable securities and incurred approximately $4,256,000 in capital expenditures, including costs associated with the Company's relocation of its New York facilities and the continued development of its outcomes database.

The Company received approximately $570,000 for the six months ended June 30, 1998 through the issuance of Common Stock upon the exercise of Company stock options and warrants. The Company used approximately $750,000 to satisfy its capital lease obligations and approximately $451,000 to meet its note obligations resulting from its 1997 asset acquisitions.

In March 1998, the Company established an unsecured line of credit at an aggregate amount of $10.0 million with Fleet Bank. Borrowing under the line will bear interest at LIBOR plus 2.25%. As of June 30, 1998, the Company had not drawn on the line of credit.

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

ACQUISITIONS

On July 29, 1998 the Company purchased certain assets of Biologic & Immunologic Science Laboratories, Inc. ("BIS"), a privately held cancer diagnostics company based in Reseda, California for $3.6 million. This acquisition will allow IMPATH to expand its core diagnostic and prognostic business and build on IMPATH's scientific leadership in lymph node and bone marrow micrometastases detection in early and late stage cancer. Additionally, the acquisition will further enhance the Company's ability to provide unique cancer information to physicians for evaluating and treating cancer patients; to the biophamaceutical industry in assessing biologically relevant characteristics for targeted drug development and in selecting patients for clinical trials; as well as in evaluating the efficacy of various therapies.


YEAR 2000

The Company is in the final stages of the installation of newly developed clinical and billing information systems which address year 2000 issues. The Company does not expect the amounts required to be expended over the next three years in connection with year 2000 compliance issues to have a material effect on its financial position or results of operations.

                               INDEX TO EXHIBITS
                               -----------------



     Exhibit                              Page
     Number         Description           Number
     -------        -----------           ------


     27        Financial Data Schedule      15

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Dated:                         IMPATH INC.
                                    -----------
                                    (Registrant)


     Dated:                         By   / s /  ANU D. SAAD
                                    ----------------------------
                                    Anu D. Saad, Ph.D.
                                    President and Chief
                                    Executive Officer


     Dated:                         By / s / JOHN P. GANDOLFO
                                    ----------------------------
                                    John P. Gandolfo
                                    Executive Vice President,
                                    Chief Financial Officer
                                    and Principal Accounting
                                    Officer