Form 10-Q
period 1998-10-30
IMPATH INC
filed 1998-11-13
CIK 1003114

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   (MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1998.
                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from     to
                               ---    ---
                         Commission file number 0-27750
                                                -------
                                   IMPATH INC.
                         ------------------------------
             (exact name of registrant as specified in its charter)



       Delaware                       8071                   13-3459685
   (State or other              (Primary Standard         (I.R.S. Employer
   jurisdiction of                  Industrial           Identification No.)
   incorporation or               Classification
     organization)                 Code Number)



                         521 West 57th Street, 6th Floor
                            New York, New York 10019
                                 (212) 698-0300
               (Address, including zip code and telephone number,
        including area code, of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ----    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS                                 OUTSTANDING AT SEPTEMBER 30, 1998
    -----                                 --------------------------------
   Common Stock, par value                        8,480,684
   $ .005 per share

                                      INDEX

                          IMPATH INC. AND SUBSIDIARIES

                                                                   PAGE
                                                                  NUMBER
                                                                  ------
PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited):

        Consolidated Balance Sheets at September 30, 1998
        and December 31, 1997........................................  3

        Consolidated Statements of Operations for the Three
        and Nine Months Ended September 30, 1998
        and September 30, 1997.......................................  4

        Consolidated Statement of Stockholders' Equity for the
        Nine Months Ended September 30, 1998.........................  5

        Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 1998 and September 30, 1997.......  6

        Notes to Consolidated Financial Statements...................  7-8

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations.............  9-14

PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-k.............................  15-16

Signatures...........................................................  17

            Item 1.  Consolidated Financial Statements (Unaudited)

                         IMPATH INC. and Subsidiaries

                         Consolidated Balance Sheets*


                                                                          September 30,      Dec. 31,
                                                                             1998              1997
                ASSETS                                                    (unaudited)       (audited)
                                                                          -----------       ---------
Current assets:
  Cash and cash equivalents                                               $ 52,840,827     $   587,057
  Marketable securities at market value                                     23,060,881      13,952,148
  Accounts receivable, net of allowance for doubtful accounts               17,529,466      12,135,961
  Prepaid expenses                                                             585,887         276,073
  Prepaid taxes                                                                 66,650               -
  Deferred tax assets, net                                                     453,427          53,427
  Other current assets                                                       1,105,297         703,753
                                                                          ------------     -----------
  Total current assets                                                      95,642,435      27,708,419

Fixed assets, less accumulated depreciation and amortization                18,288,379      10,623,004
Deposits and other assets                                                      161,129         345,322
Intangible assets, net of accumulated amortization                          11,605,042       8,273,636
                                                                          ------------     -----------
  Total assets                                                            $125,696,985     $46,950,381
                                                                          ============     ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of capital lease obligations                            $  1,656,550     $ 1,222,281
  Current portion of note payable                                            1,239,418         700,000
  Accounts payable                                                           1,897,166       1,312,237
  Deferred revenues                                                          1,670,031       1,247,724
  Construction payments payable                                                      -       1,542,199
  Income taxes payable                                                               -         158,094
  Accrued expenses                                                             930,588         728,353
                                                                          ------------     -----------
  Total current liabilities                                                  7,393,753       6,910,888
                                                                          ------------     -----------
Capital lease obligations, net of current portion                            3,173,448       2,451,587
Note payable, net of current portion                                           528,539         274,000

Stockholders' equity:
  Common stock                                                                  42,678          30,044
  Additional paid-in capital                                               105,651,287      33,473,320
  Retained earnings                                                          9,297,548       4,570,556
  Unrealized net appreciation (depreciation) of marketable securities          149,094         (83,881)
                                                                          ------------     -----------
                                                                           115,140,607      37,990,039

Less:
  Cost of 7,088 shares of common stock held in treasury                           (100)           (100)
  Deferred compensation                                                       (539,262)       (676,033)
                                                                          ------------     -----------
  Total stockholders' equity                                               114,601,245      37,313,906
                                                                          ------------     -----------
Total liabilities and stockholders' equity                                $125,696,985     $46,950,381
                                                                          ============     ===========

* Restated in accordance with pooling-of-interests accounting.
See accompanying notes to consolidated financial statements.

                         IMPATH INC. and Subsidiaries

                     Consolidated Statements of Operations*
                                  (Unaudited)

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30,                     September 30,
                                                                   1998            1997              1998            1997
                                                                   ----            ----              ----            ----
Revenues:
  Net diagnostic and prognostic services                        $13,877,438     $ 9,274,313       $38,775,428     $26,348,490
  Biopharmaceutical services                                        350,523          54,415           615,833         110,363
  Tumor registry services                                         1,007,519         767,072         2,818,899       2,493,293
                                                                -----------     -----------       -----------     -----------
     Total revenues                                              15,235,480      10,095,800        42,210,160      28,952,146
                                                                -----------     -----------       -----------     -----------
Operating expenses:
  Salaries and related costs                                      5,719,199       4,372,607        16,928,271      12,471,324
  Selling, general and administrative                             6,795,240       4,343,413        18,667,848      12,857,813
  One time charges related to pooling                               750,000               0           750,000               0
                                                                -----------     -----------       -----------     -----------
     Total operating expenses                                    13,264,439       8,716,020        36,346,119      25,329,137
                                                                -----------     -----------       -----------     -----------
        Income from operations                                    1,971,041       1,379,780         5,864,041       3,623,009

Interest income                                                   1,094,792         273,071         2,471,352         566,499
Interest expense                                                   (163,523)        (82,610)         (414,207)       (227,522)
Gain on marketable securities, net                                        0               0                 0         242,726
                                                                -----------     -----------       -----------     -----------

        Income before income tax expense                          2,902,310       1,570,241         7,921,186       4,204,712

Income tax expense                                                 (681,314)       (729,966)       (2,677,366)     (1,858,574)
                                                                -----------     -----------       -----------     -----------
Net income available to common stockholders                     $ 2,220,996     $   840,275       $ 5,243,820     $ 2,346,138
                                                                ===========     ===========       ===========     ===========

Per common and common equivalent share:
Basic:
  Net income per common share                                   $      0.26     $      0.13       $      0.67     $      0.37
                                                                ===========     ===========       ===========     ===========
  Weighted average common and common
   equivalent shares outstanding                                  8,477,000       6,384,000         7,841,000       6,330,000
                                                                ===========     ===========       ===========     ===========

Dilutive:
  Net income per common share-assuming dilution                 $      0.25     $       .13       $      0.64     $      0.37
                                                                ===========     ===========       ===========     ===========

  Weighted average common and common
   equivalent shares outstanding-assuming
   dilution                                                       8,766,000       6,406,000         8,213,000       6,385,000
                                                                ===========     ===========       ===========     ===========

* Restated in accordance with pooling-of-interests accounting.

See accompanying notes to consolidated financial statements.

                         IMPATH INC. and Subsidiaries

                Consolidated Statement of Stockholders' Equity*
                     Nine Months ended September 30, 1998
                                  (Unaudited)

                                                                                 Unrealized net
                                    Common Stock       Additional                (depreciation)
                                   -------------         paid-in       Retained  appreciation of Treasury   Deferred
                                 Shares      Amount      capital       Earnings    securities     stock   Compensation         Total
                                 ------      ------    -----------    ---------- --------------  -------- ------------   -----------
Balance at December 31, 1997    6,008,827   $30,044    $33,473,320    $4,570,556    $(83,881)     $(100)    $(676,033)   $37,313,906
Common shares issued upon
  exercise of stock options       147,634       738        507,100                                                           507,838
Common shares issued upon
   exercise of warrants            29,331       146        102,660                                                           102,806
Common shares issued upon
   secondary offering, net      2,300,000    11,500     71,437,995                                                        71,449,495
Common shares issued upon
   acquisition of Physicians
   Choice, Inc. (PCI)               1,980       250         49,750                                                            50,000
Compensation associated with
   issuance of options to non-
   employees                                                80,462                                            (80,462)             -
Distribution to MRS
   stockholders                                                         (516,828)                                          (516,828)
Amortization of deferred
   compensation                                                                                               217,233        217,233
Change in unrealized net
   appreciation of securities                                                        232,975                                 232,975
Net income for the period
   ended September 30, 1998                                            5,243,820                                           5,243,820
                                ---------   -------   ------------    ----------    --------      ------    ----------  ------------
Balance at September 30, 1998   8,487,772   $42,678   $105,651,287    $9,297,548    $149,094      $(100)    $(539,262)  $114,601,245
                                =========   =======   ============    ==========    ========      ======    ==========  ============

*Restated in accordance with pooling-of-interests accounting.

See accompanying notes to consolidated financial statements.

                         IMPATH INC. and Subsidiaries

                    Consolidated Statements of Cash Flows*
                                  (Unaudited)


                                                                                          Nine Months Ended September 30,
                                                                                          -------------------------------
                                                                                                1998            1997
                                                                                              --------        --------
Cash flows from operating activities:
  Net income                                                                               $ 5,243,820     $ 2,346,138
  Adjustments to reconcile net income to net cash (used in)
  operating activities:
  Depreciation and amortization                                                              2,152,178       1,072,950
  Provision for uncollectible accounts receivable                                            4,323,980       3,430,066
  Non-cash compensation                                                                        217,233         156,591
     Changes in assets and liabilities:
     (Increase) in accounts receivable                                                      (9,717,485)     (6,407,245)
     (Increase) decrease in deferred tax assets                                               (400,000)        979,779
     (Increase) in prepaid expenses and current assets                                        (711,358)       (255,646)
     Decrease (increase) in deposits and other assets                                          117,543        (128,509)
     Increase (decrease) in accounts payable and accrued expenses                              787,164        (905,833)
     (Decrease) in construction payments payable                                            (1,542,199)              -
     (Decrease) in income taxes payable                                                       (158,094)       (692,193)
     Increase in deferred revenues                                                             422,307         348,682
                                                                                           -----------     -----------
  Total adjustments                                                                         (4,508,731)     (2,401,358)
                                                                                           -----------     -----------
Net cash provided by (used in) operating activities                                            735,089         (55,220)
                                                                                           -----------     -----------
Cash flows from investing activities:
  Purchases of marketable securities                                                       (42,611,949)              -
  Sales/redemptions of marketable securities                                                33,736,191       7,569,853
  Acquisitions/investments in businesses                                                    (2,705,801)     (6,009,563)
  Capital expenditures                                                                      (6,854,018)     (1,052,319)
                                                                                           -----------     -----------
Net cash (used in) provided by investing activities                                        (18,435,577)        507,971
                                                                                           -----------     -----------
Cash flows from financing activities:
  Issuance of common stock from exercise of options and warrants                               610,644         347,304
  Issuance of common stock upon acquisition of PCI                                              50,000               -
  Proceeds of secondary offering, net of registration costs to date                         71,449,495               -
  Payments of notes payable                                                                   (451,043)              -
  Payments of capital lease obligations                                                     (1,188,010)       (676,593)
  Payments received on officer loans                                                                 -          12,586
  Distribution to MRS stockholders                                                            (516,828)       (150,000)
                                                                                           -----------     -----------
Net cash provided by (used in) financing activities                                         69,954,258        (466,703)
                                                                                           -----------     -----------
Net increase (decrease) in cash and cash equivalents                                        52,253,770         (13,952)
Cash and cash equivalents at beginning of period                                               587,057       1,160,147
                                                                                           -----------     -----------
Cash and cash equivalents at end of period                                                 $52,840,827     $ 1,146,195
                                                                                           ===========     ===========

*Restated in accordance with pooling-of-interests accounting.

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

COMPREHENSIVE NET INCOME:

Comprehensive net income is equal to the net income reported adjusted for the unrealized net appreciation or depreciation of marketable securities, net of related deferred taxes. Comprehensive net income for the three months ended September 30, 1998 and 1997 was $2,437,482 and $840,275, respectively.
Comprehensive net income for the nine months ended September 30, 1998 and 1997 was $5,476,795 and $2,346,138, respectively.

INVESTMENTS:

In accordance with Statement of Financial Accounting Standards ("SFAS") No.
115, the Company's investments (consisting primarily of government and corporate fixed income securities) were classified as available for sale. As a result, the unrealized net appreciation or depreciation is recorded as a separate component of stockholder's equity, net of related deferred taxes. Prior to October 1, 1997, the Company's investments were classified as trading securities with unrealized gains and losses reported in the consolidated statement of operations. The Company currently has approximately $75,000,000 invested in a portfolio of short term and fixed income marketable securities, approximately $70,000,000 of which was generated from the net proceeds of an underwritten public offering of 2,300,000 shares of common stock in March 1998. At September 30, 1998, approximately $53,000,000 of securities with original maturities of three months or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in current assets.

ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS:

In accordance with Generally Accepted Accounting Principles ("GAAP") and consistent with healthcare industry practices, IMPATH presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of September 30, 1998 and December 31, 1997:

                                       September 30, 1998   December 31, 1997
                                       ------------------   -----------------
     Gross accounts receivable ........  $31,233,462           $21,955,958
     Allowance for doubtful accounts ..   (4,247,590)           (4,673,990)
     Contractual allowance reserve ....   (9,456,406)           (5,146,007)
                                         -----------           -----------
                                         $17,529,466           $12,135,961



The growth in the contractual allowance reserve (contractual allowances are provided against revenues) is due to the increasing shift to managed care contracts from traditional fee for service billing.

ACQUISITIONS

On July 29, 1998 the Company purchased certain assets of Biologic & Immunologic Science Laboratories, Inc. ("BIS"), a privately held cancer diagnostics company based in Reseda, California for $3.6 million. The terms provided for an initial payment of $2.0 million, and $800k payable in three equal semi-annual installments beginning December 1998, after which another $800k is payable in three equal semi-annual installments contingent on previously established revenue targets with interest accruing at 8% per annum. This transaction will allow IMPATH to expand its core diagnostic and prognostic business and build on IMPATH's scientific leadership in lymph node and bone marrow micrometastases detection in early and late stage cancer. Additionally, BIS will further enhance the Company's ability to provide unique cancer information to physicians for evaluating and treating cancer patients; to the biopharmaceutical industry in assessing biologically relevant characteristics for targeted drug development and in selecting patients for clinical trials; as well as in evaluating the efficacy of various therapies.

On August 31, 1998 the Company acquired Medical Registry Services, Inc. "(MRS)" in exchange for 550,000 shares of IMPATH, Inc. common stock. In accordance with the pooling-of-interests method of accounting, the accompanying consolidated financial statements have been restated for the current year and prior years. MRS is a leading developer and marketer of cancer registry software products that are currently utilized in over 400 hospitals throughout the United States. The products are used to collect and manage critical diagnostic, treatment, follow-up and outcomes data on cancer patients. The two companies, which currently have approximately 200 common clients, began a relationship through a strategic joint venture in January, 1997. This acquisition will significantly enhance IMPATH's oncology information capabilities by matching its diagnostic and prognostic data with treatment and outcomes information from MRS. Additionally, it provides IMPATH with an ongoing link to its clients as its ability to supply hospitals and oncologists with critical information for optimal disease management will continue to expand. MRS's revenues are derived from licensing fees paid by hospitals utilizing its proprietary tumor registry software. The Company incurred one-time transaction related banking, legal and accounting costs of $750,000 in connection with the acquisition of MRS, which are included in operating expenses in accordance with pooling-of-interests accounting. Further, the Company's tax provision for the three-months ended September 30, 1998 includes a one-time credit of $400,000 related to a deferred tax asset that has been recorded as a result of the MRS acquisition also in accordance with pooling-of-interests accounting.

On September 2, 1998 the Company acquired Physicians Choice, Inc. (PCI) for the sum of $1.0 million, with $400,000 payable immediately and an additional $400,000 payable in four equal semi-annual installments beginning March, 1999 with interest accruing at 8% per annum. In addition, the terms provided for an issuance of $200,000 in IMPATH, Inc. common stock. An initial 1,980 shares ($50,000 FMV) of common stock were issued on September 2, 1998, with the remaining shares to be issued in three equal annual installments beginning September 2, 1999. PCI is a leading provider of post-clinical, pre-marketing, cost-benefit analyses to pharmaceutical and biotechnology companies in connection with new oncology drugs entering the marketplace. By focusing on cancer, and utilizing health care outcomes and other efficacy measures, PCI has achieved a better understanding of the way healthcare is delivered in that specialty. PCI's revenues are generated on a per project basis from pharmaceutical and biotechnology companies.


The excess of the purchase price over the net assets acquired on both the BIS and PCI acquisitions principally relate to customer lists, which are included in intangible assets on the accompanying September 30, 1998 balance sheet and will be amortized over periods of up to fifteen years.

In March 1998, the Company established an unsecured line of credit at an aggregate amount of $10.0 million with Fleet Bank. Borrowing under the line will bear interest at LIBOR plus 2.25%. As of September 30, 1998, the Company had not drawn on the line of credit.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     THREE MONTHS ENDED SEPTEMBER 30, 1998
              COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997


The Company's total revenues for the three months ended September 30, 1998 and 1997 were $15,235,000 and $10,096,000, respectively, representing an increase of $5,139,000, or 50.9%, in 1998. This growth was primarily attributable to a 58.8% increase in diagnostic and prognostic case volume resulting from increased sales and marketing activities, as well as the successful integration of recent acquisitions - certain assets of the GenCare division of Bio Reference Laboratories, Inc., Aeron Biotechnology, Inc., and Biologic and Immunologic Science Laboratories, Inc.

Salaries and related costs for the three months ended September 30, 1998 and 1997 were $5,719,000 and $4,373,000, respectively, representing an increase of $1,346,000, or 30.8%, in 1998. This increase was the result of personnel costs associated with case volume growth and the Company's expansion. As a percentage of total revenues, salaries and related costs decreased to 37.5% in 1998 from 43.3% in 1997. This was facilitated by the Company's successful expansion strategy of incorporating complementary and synergistic technologies, as well as streamlining operational and administrative duties.

Selling, general and administrative expenses for the three months ended September 30, 1998 and 1997 were $6,795,000 and $4,343,000, respectively, representing an increase of $2,452,000, or 56.5%, in 1998. The largest component of this increase was $665,000 in incremental lab supply and courier costs due to rapid case volume growth and the logistics required to service the Company's expanding oncology office based business. Another component of this increase was $412,000 in incremental bad debt expense resulting from higher revenues. The Company also incurred an additional $584,000 in depreciation and amortization costs due to leasehold improvements made at the Company's new facility in New York and goodwill amortization associated with the Company's recent acquisitions. Additionally, incremental costs of $266,000 in medical consulting and lab subcontracting were incurred as a result of the Company's expanding oncology business, particularly in serum and molecular testing. Effective August 1998, the Company began providing serum tumor marker analysis at its New York and California facilities, thereby reducing the related laboratory subcontracting costs. The Company's travel related expenses and professional fees increased $249,000 due to expanding sales, marketing and investor relations activities. Selling, general and administrative expenses as a percentage of total revenues increased to 44.6% in 1998 compared to 43.0% in 1997. This increase was primarily due to costs associated with the company's recent relocation, expansion and acquisition activities.

The Company incurred one-time transaction related banking, legal and accounting costs of approximately $750,000 in connection with its acquisition of Medical Registry Services, Inc. (MRS). The one-time charges were included in operating expenses for the period in accordance with pooling-of-interests accounting.

Income from operations for the three months ended September 30, 1998 and 1997 was $1,971,000 and $1,380,000, respectively, representing an increase of $591,000, or 42.8%, in 1998. As a percentage of total revenues, income from operations decreased to 12.9% in 1998 from 13.7% in 1997, primarily due to the one-time transaction related expenses of $750,000. Excluding the one-time costs, operating margins increased to 17.9% in 1998. The 1998 figure reflects increased Company operating margins from its core diagnostic and prognostic services, and the Company's continued expansion of its oncology business, particularly in molecular and cytogenetics testing for cancer and the addition of tumor marker analysis.

Interest income, net for the three months ended September 30, 1998 and 1997 was $931,000 and $190,000, respectively, representing an increase of $741,000 in 1998. The increase was the result of interest income generated from the proceeds of the Company's secondary public offering of common stock in March 1998, partially offset by increased interest expense due to additional capital lease obligations. The proceeds from other income are being used to fund the Company's expansion and database development activities.

The tax provision for the three months ended September 30, 1998 of approximately $681,000 reflects federal, state and local income tax expense partially mitigated by a one-time $400,000 reduction in the tax provision, due to a deferred tax asset established as a result of the MRS acquisition in accordance with pooling-of-interests accounting. The Company has estimated its annual effective tax rate for 1998 to be approximately 39%, exclusive of the one-time reduction.

Net income for the three months ended September 30, 1998 and 1997 was $2,221,000 and $840,000, respectively, representing an increase of $1,381,000 or 164.4% in 1998. The increase in net income is attributed to the factors described above.

                  NINE MONTHS ENDED SEPTEMBER 30, 1998
             COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

The Company's total revenues for the first nine months of 1998 and 1997 were $42,210,000 and $28,952,000, respectively, representing an increase of $13,258,000 or 45.8%, in 1998. This growth was primarily attributable to a 55.5% increase in diagnostic and prognostic case volume resulting from increased sales and marketing activities, as well as the successful integration of recent acquisitions-certain assets of the GenCare division of Bio Reference Laboratories, Inc., Aeron Biotechnology, Inc., and Biologic and Immunologic Science Laboratories, Inc.

Salaries and related costs for the first nine months of 1998 and 1997 were $16,928,000 and $12,471,000, respectively, representing an increase of $4,457,000, or 35.7%, in 1998. This increase was the result of increased personnel headcount due to the increase in case volume, as well as personnel costs incurred in connection with the Company's expansion. Salaries and related costs, as a percentage of total revenues decreased to 40.1% in 1998 from 43.1% in 1997. This was facilitated by the Company's successful expansion strategy of incorporating complementary and synergistic technologies, as well as streamlining operational and administrative duties.

Selling, general and administrative expenses for the first nine months of 1998 and 1997 were $18,668,000 and $12,858,000, respectively, representing an increase of $5,810,000 or 45.2%, in 1998. The largest component of this increase was $1,658,000 in incremental courier and laboratory supply costs due to rapid case volume growth. The Company also incurred an additional $1,079,000 in amortization and depreciation expenses associated with the leasehold improvements at the Company's new facility in New York, capital equipment requirements associated with the Company's growth, as well as goodwill amortization related to Company acquisitions. Incremental bad debt expense of $894,000 resulted from higher revenues. Medical consulting and lab subcontracting costs increased $485,000 due to the expansion of the Company's oncology business, particularly in serum and molecular testing. In addition, the Company incurred $372,000 in incremental travel related expenses and professional fees associated with expanded sales, marketing and investor relations activities, as well as $164,000 in increased insurance costs related to the Company's new facility and increased personnel headcount. Telecommunication expenses increased $292,000 due to the Company's expansion and relocation to its new facility, as well as increases in data networking costs associated with the Company's new clinical, financial and database applications. Selling, general and administrative expenses as a percentage of total revenues decreased to 44.2% in 1998 from 44.4% in 1997.

The Company incurred one-time transaction related banking, legal and accounting costs of approximately $750,000 in connection with its acquisition of Medical Registry Services, Inc. (MRS). The one-time charges were included in operating expenses for the period in accordance with pooling-of-interests accounting.

Income from operations for the first nine months of 1998 and 1997 was $5,864,000 and $3,623,000, respectively, representing an increase of $2,241,000, or 61.9%, in 1998. As a percentage of total revenues, income from operations increased to 13.9% in 1998 from 12.5% in 1997. Excluding one-time transaction related costs, operating margins increased to 15.7% in 1998. The 1998 figure reflects increased Company operating margins from its core diagnostic and prognostic services, the Company's continued expansion of its oncology business, particularly in molecular and cytogenetics testing for cancer and the addition of tumor marker analysis.

Interest income, net for the first nine months of 1998 and 1997 was $2,057,000 and $582,000, respectively, representing an increase of $1,475,000 in 1998. The increase was the result of interest income generated from the proceeds of the Company's secondary public offering of common stock in March 1998, partially offset by increased interest expense due to additional capital lease obligations.

The tax provision for the first nine months of 1998 of approximately $2,677,000 reflects federal, state and local income tax expense offset by a one-time $400,000 reduction in the tax provision, due to a deferred tax asset established as a result of the MRS acquisition in accordance with pooling-of-interests accounting. The Company has estimated its annual effective tax rate for 1998 to be approximately 39%, exclusive of the one-time reduction.

Net income for the first nine months of 1998 and 1997 was $5,244,000 and $2,346,000, respectively, representing an increase of $2,898,000, or 123.5% in 1998. As a percentage of total revenues, net income increased to 12.4% in 1998 from 8.1% in 1997, which was due to the factors described above.

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

The Company's cash and cash equivalent balances at September 30, 1998 and December 31, 1997 were $52,841,000 and $587,000, respectively, representing an increase of $52,254,000 in 1998. The increase was due to the net cash proceeds generated from the secondary public offering of 2.3 million shares of common stock.

For the nine months ended September 30, 1998, net cash provided by operating activities was approximately $735,000. This resulted from higher net income, offset by an increase in accounts receivable, net of allowance for bad debt of approximately $5,393,000 due to rapid sales growth. The Company also expended approximately $1,542,000 in the period for leasehold improvements associated with the Company's new facility. These expenditures were partially mitigated by an increase of approximately $787,000 in accounts payable and accrued expenses. The Company also recorded approximately $422,000 in deferred revenues in the period, as a result of the pooling-of-interests combination with Medical Registry Services, Inc. (MRS). This increase was offset by an increase in deferred tax assets of $400,000, also resulting from the MRS transaction.

For the nine months ended September 30, 1998, the Company invested approximately $8,876,000 of the proceeds from the secondary offering in marketable securities, resulting in a balance of approximately $23,061,000 of marketable securities at September 30, 1998. Additionally the Company incurred approximately $6,854,000 in capital expenditures, including costs associated with the Company's relocation of its New York facilities and the continued development of its outcomes database. The Company also invested approximately $2,706,000 in new business acquisitions.

The Company received approximately $611,000 for the nine months ended September 30, 1998 through the issuance of Common Stock upon the exercise of Company stock options and warrants. The Company used approximately $1,188,000 to satisfy its capital lease obligations and approximately $451,000 to meet its note obligations resulting from its recent asset acquisitions.

In March 1998, the Company established an unsecured line of credit at an aggregate amount of $10.0 million with Fleet Bank. Borrowing under the line will bear interest at LIBOR plus 2.25%. As of September 30, 1998, the Company had not drawn on the line of credit.

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

ACQUISITIONS

On July 29, 1998 the Company purchased certain assets of Biologic & Immunologic Science Laboratories, Inc. ("BIS"), a privately held cancer diagnostics company based in Reseda, California for $3.6 million. The terms provided for an initial payment of $2.0 million, and $800k payable in three equal semi-annual installments beginning December 1998, after which another $800k is payable in three equal semi-annual installments contingent on previously established revenue target, with interest accruing at 8% per annum. This transaction will allow IMPATH to expand its core diagnostic and prognostic business and build on IMPATH's scientific leadership in lymph node and bone marrow micrometastases detection in early and late stage cancer. Additionally, BIS will further enhance the Company's ability to provide unique cancer information to physicians for evaluating and treating cancer patients; to the biopharmaceutical industry in assessing biologically relevant characteristics for targeted drug development and in selecting patients for clinical trials; as well as in evaluating the efficacy of various therapies.

On August 31, 1998 the Company acquired Medical Registry Services, Inc. "(MRS)" in exchange for $550,000 shares of IMPATH, Inc. common stock. In accordance with the pooling-of-interests method of accounting, the accompanying consolidated financial statements have been restated for the current year and prior years. MRS is a leading developer and marketer of cancer registry software products that are currently utilized in over 400 hospitals throughout the United States. The products are used to collect and manage critical diagnostic, treatment, follow-up and outcomes data on cancer patients. The two companies, which currently have approximately 200 common clients, began a relationship through a strategic joint venture in January, 1997. This acquisition will significantly enhance IMPATH's oncology information capabilities by matching its diagnostic and prognostic data with treatment and outcomes information from MRS. Additionally, it provides IMPATH with an ongoing link to its clients as its ability to supply hospitals and oncologists with critical information for optimal disease management will continue to expand. MRS's revenues are derived from licensing fees paid by hospitals utilizing its proprietary tumor registry software. The Company incurred one-time transaction related banking, legal and accounting costs of $750,000 in connection with the acquisition of MRS, which are included in operating expenses in accordance with pooling-of-interests accounting. Further, the Company's tax provision for the three-months ended September 30, 1998 includes a one-time credit of $400,000 related to a deferred tax asset that has been recorded as a result of the MRS acquisition also in accordance with pooling-of-interests accounting.

On September 2, 1998 the Company acquired Physicians Choice, Inc. (PCI) for the sum of $1.0 million, with $400,000 payable immediately and an additional $400,000 payable in four equal semi-annual installments beginning March, 1999 with interest accruing at 8% per annum. In addition, the terms provided for an issuance of $200,000 in IMPATH, Inc. common stock. An initial 1,980 shares ($50,000 FMV) of common stock were issued on September 2, 1998, with the remaining shares to be issued in three equal annual installments beginning September 2, 1999. PCI is a leading provider of post-clinical, pre-marketing, cost-benefit analyses to pharmaceutical and biotechnology companies in connection with new oncology drugs entering the marketplace. By focusing on cancer, and utilizing health care outcomes and other efficacy measures, PCI has achieved a better understanding of the way healthcare is delivered in that specialty. PCI's revenues are generated on a per project basis from pharmaceutical and biotechnology companies.

The excess of the purchase price over the net assets acquired on both the BIS and PCI acquisitions principally relate to customer lists, which are included in intangible assets on the accompanying September 30, 1998 balance sheet and will be amortized over periods of up to fifteen years.

YEAR 2000

The Company is in the process of conducting a review of its business systems, including its computer systems and laboratory equipment, and will be sending written inquiries to its customers and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the year 2000 approaches. This review is expected to be complete by March 1999. Based on this review, the Company will implement a plan to achieve year 2000 compliance. The Company is in the final stages of the installation of a newly developed clinical and billing information system which addresses year 2000 issues. The Company believes that it will achieve year 2000 compliance in a manner which will be non-disruptive to its operations. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems, suppliers and other third parties. Year 2000 compliance should not have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow. The Company has incurred no costs to date related to year 2000. The Company estimates the cost of its year 2000 efforts to be approximately $150,000. The total cost estimate is based on management's current assessment and is subject to change.

However, the Company may encounter problems with supplier and or revenue sources which could adversely affect the Company's financial condition, results of operations or cash flow. The Company cannot accurately predict the occurrence and or outcome of any such problems, nor can the dollar amount of such problems be estimated. In addition, there can be no assurance that the failure to ensure year 2000 compliance by a third party would not have a material adverse effect on the Company.

                    INDEX TO EXHIBITS
                    -----------------


 Exhibit                                                         Page
 Number               Description                                Number
 -------              -----------                                ------

  27                  Financial Data Schedule                      16

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             Dated: 11/13/1998     IMPATH INC.
                                   ----------------------
                                   (Registrant)


             Dated: 11/13/1998     By /s/ ANU D. SAAD
                                   ----------------------------
                                   Anu D. Saad, Ph.D.
                                   President and Chief
                                   Executive Officer


             Dated: 11/13/1998     By /s/ JOHN P. GANDOLFO
                                   ----------------------------
                                   John P. Gandolfo Executive
                                   Vice President, Chief
                                   Financial Officer and
                                   Principal Accounting
                                   Officer