Form 10-Q/A
period 1998-09-30
IMPATH INC
filed 1999-03-16
CIK 1003114

                                   FORM 10-QA


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


Yes    X    No
    -------   -------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



CLASS                       OUTSTANDING AT SEPTEMBER 30, 1998
-----                       ---------------------------------
Common Stock, par value                 8,480,684
$  .005 per share


                                     INDEX

                          IMPATH INC. AND SUBSIDIARIES

The registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 as a result of changing from the pooling-of-interest accounting method (the registrant initiated a share repurchase program in December 1998 which is not permitted under pooling-of-interest rules) to the purchase accounting method as it relates to the purchase of Medical Registry Services, Inc. "(MRS)". The accompanying Consolidated Financial Statements at
Item 1 and Management's Discussion and Analysis included at Item 2 have been restated for the current and prior year in accordance with the purchase accounting method.


                                                                     PAGE NUMBER
                                                                     -----------

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):


         Consolidated Balance Sheets at September 30, 1998
         and December 31, 1997..........................................   3

         Consolidated Statements of Operations for the Three and
         Nine Months Ended September 30, 1998 and September 30, 1997....   4

         Consolidated Statement of Stockholders' Equity for the
         Nine Months Ended September 30, 1998...........................   5

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1998 and September 30, 1997.........   6

         Notes to Consolidated Financial Statements.....................   7-9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations...............   10-15

PART II  OTHER INFORMATION
Signatures..............................................................   16

             Item 1.  Consolidated Financial Statements (Unaudited)


                          IMPATH INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                September 30,     Dec. 31,
                                                                     1998           1997
                            ASSETS                               (unaudited)     (audited)
                                                                --------------  ------------
Current assets:
 Cash and cash equivalents                                       $ 52,840,827   $   325,285
 Marketable securities at market value                             23,060,881    13,952,148
 Accounts receivable, net of allowance for doubtful accounts       17,529,466    11,948,229
 Prepaid expenses                                                     585,887       276,073
 Deferred tax assets                                                  693,427        53,427
 Other current assets                                               1,105,298       703,753
                                                                 ------------   -----------
   Total current assets                                            95,815,786    27,258,915

Fixed assets, less accumulated depreciation and amortization       18,285,044    10,475,575
Deposits and other assets                                             161,129       334,167
Intangible assets, net of accumulated amortization                 28,777,250     8,273,636
                                                                 ------------   -----------
   Total assets                                                  $143,039,209   $46,342,293
                                                                 ============   ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Current portion of capital lease obligations                    $  1,656,550   $ 1,222,281
 Current portion of note payable                                    1,239,418       700,000
 Accounts payable                                                   1,897,166       956,648
 Deferred revenues                                                  1,670,031             -
 Construction payments payable                                              -     1,542,199
 Income taxes payable                                                 109,520       158,094
 Accrued expenses                                                   1,330,588       728,353
                                                                 ------------   -----------
 Total current liabilities                                          7,903,273     5,307,575
                                                                 ------------   -----------
Capital lease obligations, net of current portion                   3,173,448     2,451,587
Note payable, net of current portion                                  528,539       274,000
Deferred tax payable                                                1,880,531             -

Stockholders' equity:
 Common stock                                                          42,438        27,294
 Additional paid-in capital                                       119,819,230    33,893,774
 Retained earnings                                                 10,082,018     5,148,077
 Unrealized net appreciation (depreciation) of marketable
  securities                                                          149,094       (83,881)
                                                                 ------------   -----------
                                                                  130,092,780    38,985,264

Less:
 Cost of 7,088 shares of common stock held in treasury                   (100)         (100)
 Deferred compensation                                               (539,262)     (676,033)
                                                                 ------------   -----------
 Total stockholders' equity                                       129,553,418    38,309,131
                                                                 ------------   -----------
 Total liabilities and stockholders' equity                      $143,039,209   $46,342,293
                                                                 ============   ===========

See accompanying notes to consolidated financial statements.

                          IMPATH INC. and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                       Three Months Ended          Nine Months Ended
                                                          September 30,              September 30,
                                                        1998         1997          1998          1997
                                                    ------------  -----------  ------------  ------------
Revenues:
    Net diagnostic and prognostic services          $13,877,438   $9,274,313   $38,775,427   $26,348,490
    Biopharmaceutical services                          350,523       54,415       599,951       110,363
    Tumor registry services                             342,556            -       342,556             -
                                                     ----------   ---------     ----------    ----------
          Total revenues                             14,570,517    9,328,728    39,717,934    26,458,853
                                                     ----------   ---------     ----------    ----------
Operating expenses:
    Salaries and related costs                        5,337,734    3,809,526    15,463,400    10,884,128
    Selling, general and administrative               6,839,691    4,053,405    18,135,829    11,935,824
                                                     ----------   ---------     ----------    ----------
          Total operating expenses                   12,177,425    7,862,931    33,599,229    22,819,952
                                                     ----------   ---------     ----------    ----------
             Income from operations                   2,393,092    1,465,797     6,118,705     3,638,901
Interest income                                       1,094,792      265,484     2,478,944       550,279
Interest expense                                       (163,523)     (82,610)     (414,207)     (227,522)
Gain on marketable securities, net                            -            -             -       242,726
                                                     ----------   ---------     ----------    ----------

             Income before income tax expense         3,324,361    1,648,671     8,183,442     4,204,384
Income tax expense                                   (1,257,278)    (725,412)   (3,249,501)   (1,849,925)
                                                     ----------   ---------     ----------     ---------
Net income available to common stockholders         $ 2,067,083   $  923,259   $ 4,933,941   $ 2,354,459
                                                    ===========   ==========   ===========   ===========

Per common and common equivalent share:
Basic:
   Net income per common share                            $0.26        $0.16         $0.67         $0.41
                                                    ===========   ==========   ===========   ===========
   Weighted average common and common
       equivalent shares outstanding                  8,106,000    5,834,000     7,354,000     5,780,000
                                                    ===========   ==========   ===========   ===========
Dilutive:
   Net income per common share-assuming
     dilution                                             $0.25         $.16         $0.64         $0.40
                                                    ===========   ==========   ===========   ===========

   Weighted average common and common
       equivalent shares outstanding-assuming
       dilution                                       8,395,000    5,856,000     7,731,000     5,835,000
                                                    ===========   ==========   ===========   ===========

See accompanying notes to consolidated financial statements.

                           IMPATH INC. and Subsidiaries

                 Consolidated Statement of Stockholders' Equity
                      Nine Months ended September 30, 1998
                                  (Unaudited)

                                                                          Unrealized net
                          Common Stock         Additional                 (depreciation)
                        -----------------       paid-in       Retained   appreciation of   Treasury      Deferred
                        Shares      Amount      capital       Earnings     securities        stock      Compensation    Total
                        ------      -------    ---------   --------------- ---------       --------    ------------   ---------
Balance at December     5,458,827    $27,294  $ 33,893,774   $ 5,148,077    $(83,881)        $(100)     $(676,033)    $38,309,131
 31, 1997
Common shares issued
 upon exercise of
 stock options            147,634        738       507,100                                                                507,838
Common shares issued
 upon exercise of
 warrants                  29,331        146       102,660                                                                102,806
Common shares issued
 upon secondary
 offering, net          2,300,000     11,500    71,437,994                                                             71,449,494
Common shares issued
 upon acquisition
 of Physicians
 Choice, Inc. (PCI)         1,980         10        49,990                                                                 50,000
Common shares issued
 upon acquisition
 of Medical Registry
 Registry Services,
 Inc. (MRS)               550,000      2,750    13,747,250                                                             13,750,000
Compensation
 associated with
 issuance of
 options to non-
 employees                                          80,462                                                (80,462)            --
Amortization of
 deferred
 compensation                                                                                             217,233         217,233
Change in unrealized
 net appreciation
 securities                                                                  232,975                                      232,975
Net income for the
 period ended
 September 30, 1998                                             4,933,941                                               4,933,941
                       ----------   --------   -----------    ------------  --------     ---------      ---------   -------------
Balance at September
 30, 1998               8,487,772    $42,438  $119,819,230    $10,082,018   $149,094         $(100)     $(539,262)   $129,553,418
                       ==========   ========  ============     ===========   ========     =========      =========    ============



See accompanying notes to consolidated financial statements.

                          IMPATH INC. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                      ------------------------------
                                                                           1998            1997
                                                                      --------------     ------------
Cash flows from operating activities:
   Net income                                                            $  4,933,941   $ 2,354,459
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
    Depreciation and amortization                                           2,179,457     1,015,945
    Provision for uncollectible accounts                                    4,323,980     3,430,066
    Non-cash compensation                                                     217,233       156,591
         Changes in assets and liabilities:
         (Increase) in accounts receivable                                 (9,816,587)   (6,425,715)
         Increase in deferred tax assets                                            -       979,779
         (Increase) in prepaid expenses and other current assets             (660,448)     (255,646)
         Decrease (increase) in deposits and other non-current assets         173,038      (128,509)
         Increase (decrease) in accounts payable/accrued expenses             768,723    (1,072,611)
         (Decrease) in construction payments payable                       (1,542,199)            -
         (Decrease) in income taxes payable                                   (48,574)     (692,193)
                                                                         ------------   -----------
       Total adjustments                                                   (4,405,377)   (2,992,293)
                                                                         ------------   -----------
Net cash provided by (used in) operating activities                           528,564      (637,834)
                                                                         ------------   -----------
Cash flows from investing activities:
   (Purchase) of marketable securities                                    (42,611,949)            -
   Sales/ maturities of marketable securities                              33,736,191     7,569,853
   Acquisitions of businesses                                              (2,773,340)   (6,009,563)
   Capital expenditures                                                    (6,835,009)   (1,022,562)
                                                                         ------------   -----------
Net cash (used in) provided by investing activities                       (18,484,107)      537,728
                                                                         ------------   -----------
Cash flows from financing activities:
  Issuance of common stock                                                    610,644       347,304
  Issuance of common stock upon acquisition of PCI                             50,000             -
  Proceeds of secondary offering, net of registration costs                71,449,494             -
  Payments of notes payable                                                  (451,043)            -
  Payments of capital lease obligation                                     (1,188,010)     (676,593)
  Payments received on officer loans                                                -        12,586
                                                                         ------------   -----------
Net cash provided by (used in) financing activities                        70,471,085      (316,703)
                                                                         ------------   -----------
Net increase (decrease) in cash and cash equivalents                       52,515,542      (416,809)
Cash and cash equivalents at beginning of period                              325,285       941,903
                                                                         ------------   -----------
Cash and cash equivalents at end of period                               $ 52,840,827   $   525,094
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

Restatements:

The Company hereby amends its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 as a result of changing from pooling-of-interest accounting method to the purchase accounting method as it relates to the purchase of Medical Registry Services, Inc. "(MRS)". The accompanying Consolidated Financial Statements and Management's Discussion and Analysis have been restated for the current and prior year in accordance with the purchase accounting method. The Company is restating its financial statements to utilize purchase accounting for the MRS acquisition as a result of a decision to initiate a share repurchase program in December 1998, which is not permitted under pooling-of-interest rules. The three and nine months period operating results ended September 30, 1997 and the December 31, 1997 balance sheet have been reinstated at their historical IMPATH only amounts and the 1998 results of operations data includes only the results of MRS since the acquisition on August 31, 1998 (as prescribed by purchase accounting). Total assets and net stockholders equity have increased to approximately $143 million and $130 million, respectively, as of September 30, 1998, as restated, compared to approximately $126 million and $115 million, respectively as previously filed. The increase relates to purchase accounting and an increase in intangible assets from the acquisition and the value of the shares of IMPATH stock issued as consideration for the purchase of MRS.

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

Comprehensive Net Income:

Comprehensive net income is equal to the net income reported adjusted for the unrealized net appreciation or depreciation of marketable securities, net of related deferred taxes. Comprehensive net income for the three months ended September 30, 1998 and 1997 was $2,283,569 and $923,259, respectively.
Comprehensive net income for the nine months ended September 30, 1998 and 1997 was $5,166,916 and $2,354,459, respectively.

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



ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS:

In accordance with Generally Accepted Accounting Principles ("GAAP") and consistent with healthcare industry practices, IMPATH presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of September 30, 1998 and December 31, 1997:


                                                      September 30, 1998                  December 31, 1997
                                                    ------------------------           -----------------------
Gross accounts receivable ................                       $31,233,462                     $21,854,353
Allowance for doubtful accounts ..........                        (4,247,590)                     (4,760,117)
Contractual allowance reserve  ..........                         (9,456,406)                     (5,146,007)
                                                                 -----------                     -----------
                                                                 $17,529,466                     $11,948,229


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

On August 31, 1998 the Company acquired Medical Registry Services, Inc. ("MRS") for the issuance of 550,000 shares of IMPATH Inc. common stock valued at $13,750,000. After the consideration of certain other expenses related to the acquisition and after recording net tangible assets of MRS, the company recorded approximately $17.3 million in intangibles. MRS is a leading developer and marketer of cancer registry software products that are currently utilized in over 400 hospitals throughout the United States. The products are used to collect and manage critical diagnostic, treatment, follow-up and outcomes data on cancer patients. The two companies, which currently have approximately 200 common clients, began a relationship through a strategic joint venture in January, 1997. This acquisition will significantly enhance IMPATH's oncology information capabilities by matching its diagnostic and prognostic data with treatment and outcomes information from MRS. Additionally, it provides IMPATH with an ongoing link to its clients as its ability to supply hospitals and oncologists with critical information for optimal disease management will continue to expand. MRS's revenues are derived from licensing fees paid by hospitals utilizing its proprietary tumor registry software. Had the MRS acquisition been effected as a purchase as of the beginning of 1998 and 1997, respectively, the following proforma results would have been reflected for the nine months ended September 30, 1998 and 1997.

                                                          September  30,

                                                    1998               1997
                                                    ----               ----
Revenues                                         $42.2 million     $29.0 million

Net income available to common stockholders        4.6 million       1.7 million

Net income per common share-assuming dilution       $0.56              $0.27
                                                    ======             =====

Weighted average shares-assuming dilution          8,213,000          6,385,000
                                                   =========          =========


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

The aforementioned acquisitions will all be accounted for using the purchase method with results of operations of the respective entities being included with the results of the company since the acquisition date.

The excess of the purchase price over the net assets acquired on both the BIS and PCI acquisitions principally relate to customer lists, which are included in intangible assets on the accompanying September 30, 1998 balance sheet and will be amortized over periods of up to fifteen years. The excess of the purchase price over the net assets acquired for the MRS purchase primarily relates to the customer list, trade name, software and goodwill which are included in intangible assets on the accompanying September 30, 1998 balance sheet and will be amortized over periods of 5 to 20 years. Had the BIS and PCI acquisitions described above been effected as of the beginning of 1998, the company's operating results would not have been materially different.

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

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Three Months Ended September 30, 1998
              Compared with Three Months Ended September 30, 1997

The Company's total revenues for the three months ended September 30, 1998 and 1997 were $14,571,000 and $9,329,000, respectively, representing an increase of $5,242,000, or 56.2%, in 1998. This growth was primarily attributable to a 58.8% increase in diagnostic and prognostic case volume resulting from increased sales and marketing activities, as well as the successful integration of recent acquisitions - certain assets of the GenCare division of Bio Reference Laboratories, Inc., Aeron Biotechnology, Inc.,Biologic and Immunologic Science Laboratories, Inc. and Medical Registry Services, Inc.

Salaries and related costs for the three months ended September 30, 1998 and 1997 were $5,338,000 and $3,810,000, respectively, representing an increase of $1,528,000, or 40.1%, in 1998. This increase was the result of personnel costs associated with case volume growth and the Company's expansion. As a percentage of total revenues, salaries and related costs decreased to 36.6% in 1998 from 40.8% in 1997. This was facilitated by the Company's successful expansion strategy of incorporating complementary and synergistic technologies, as well as streamlining operational and administrative duties.

Selling, general and administrative expenses for the three months ended September 30, 1998 and 1997 were $6,840,000 and $4,053,000, respectively, representing an increase of $2,787,000, or 68.8%, in 1998. The largest component of this increase was $665,000 in incremental lab supply and courier costs due to rapid case volume growth and the logistics required to service the Company's expanding oncology office based business. Another component of this increase was $412,000 in incremental bad debt expense resulting from higher revenues.
The Company also incurred an additional $668,000 in depreciation and amortization costs due to leasehold improvements made at the Company's new facility in New York and goodwill amortization associated with the Company's recent acquisitions. Additionally, incremental costs of $266,000 in medical consulting and lab subcontracting were incurred as a result of the Company's expanding oncology business, particularly in serum and molecular testing. Effective August 1998, the Company began providing serum tumor marker analysis at its New York and California facilities, thereby reducing the related laboratory subcontracting costs. The Company's travel related expenses and professional fees increased $249,000 due to expanding sales, marketing and investor relations activities. Selling, general and administrative expenses as a percentage of total revenues increased to 46.9% in 1998 compared to 43.4% in 1997. This increase was primarily due to costs associated with the Company's recent relocation, expansion and acquisition activities.

Income from operations for the three months ended September 30, 1998 and 1997 was $2,393,000 and $1,466,000, respectively, representing an increase of $927,000, or 63.2%, in 1998. As a percentage of total revenues, income from operations increased to 16.4% in 1998 from 15.7% in 1997. The 1998 figure reflects increased Company operating margins from its core diagnostic and prognostic services, and the Company's continued expansion of its oncology business, particularly in molecular and cytogenetics testing for cancer and the addition of tumor marker analysis.

Interest income, net for the three months ended September 30, 1998 and 1997 was $931,000 and $183,000, respectively, representing an increase of $748,000 in 1998. The increase was the result of interest income generated from the proceeds of the Company's secondary public offering of common stock in March 1998, partially offset by increased interest expense due to additional capital lease obligations. The proceeds from other income are being used to fund the Company's expansion and database development activities.

The tax provision for the three months ended September 30, 1998 of approximately $1,257,000 reflects federal, state and local income tax. The Company has estimated its annual effective tax rate for 1998 to be approximately 39%.

Net income for the three months ended September 30, 1998 and 1997 was $2,067,000 and $923,000, respectively, representing an increase of $1,144,000 or 123.9% in 1998. The increase in net income is attributed to the factors described above.

                      Nine Months Ended September 30, 1998
               Compared with Nine Months Ended September 30, 1997

The Company's total revenues for the first nine months of 1998 and 1997 were $39,718,000 and $26,459,000, respectively, representing an increase of $13,259,000 or 50.1%, in 1998. This growth was primarily attributable to a 55.5% increase in diagnostic and prognostic case volume resulting from increased sales and marketing activities, as well as the successful integration of recent acquisitions - certain assets of the GenCare division of Bio Reference Laboratories, Inc., Aeron Biotechnology, Inc., Biologic and Immunologic Science Laboratories, Inc . and Medical Registry Services, Inc.

Salaries and related costs for the first nine months of 1998 and 1997 were $15,463,000 and $10,884,000, respectively, representing an increase of $4,579,000, or 42.1%, in 1998. This increase was the result of increased personnel headcount due to the increase in case volume, as well as personnel costs incurred in connection with the Company's expansion. Salaries and related costs, as a percentage of total revenues decreased to 38.9% in 1998 from 41.1% in 1997. This was facilitated by the Company's successful expansion strategy of incorporating complementary and synergistic technologies, as well as streamlining operational and administrative duties.

Selling, general and administrative expenses for the first nine months of 1998 and 1997 were $18,136,000 and $11,936,000, respectively, representing an increase of $6,200,000 or 51.9%, in 1998. The largest component of this increase was $1,658,000 in incremental courier and laboratory supply costs due to rapid case volume growth. The Company also incurred an additional $1,164,000 in amortization and depreciation expenses associated with the leasehold improvements at the Company's new facility in New York, capital equipment requirements associated with the Company's growth, as well as goodwill amortization related to Company acquisitions. Incremental bad debt expense of $894,000 resulted from higher revenues. Medical consulting and lab subcontracting costs increased $485,000 due to the expansion of the Company's oncology business, particularly in serum and molecular testing. In addition, the Company incurred $219,000 in incremental travel related expenses and professional fees associated with expanded sales, marketing and investor relations activities, as well as $164,000 in increased insurance costs related to the Company's new facility and increased personnel headcount. Telecommunication expenses increased $292,000 due to the Company's expansion and relocation to its new facility, as well as increases in data networking costs associated with the Company's new clinical, financial and database applications. Due to the factors described above, selling, general and administrative expenses as a percentage of total revenues increased to 45.7% in 1998 from 45.1% in 1997.

Income from operations for the first nine months of 1998 and 1997 was $6,119,000 and $3,639,000, respectively, representing an increase of $2,480,000, or 68.2%, in 1998. As a percentage of total revenues, income from operations increased to 15.4% in 1998 from 13.8% in 1997. The 1998 figure reflects increased Company operating margins from its core diagnostic and prognostic services, the Company's continued expansion of its oncology business, particularly in molecular and cytogenetics testing for cancer and the addition of tumor marker analysis.

Interest income, net for the first nine months of 1998 and 1997 was $2,064,000 and $565,000, respectively, representing an increase of $1,499,000 in 1998. The increase was the result of interest income generated from the proceeds of the Company's secondary public offering of common stock in March 1998, partially offset by increased interest expense due to additional capital lease obligations.

The tax provision for the first nine months of 1998 of approximately $3,250,000 reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 1998 to be approximately 39%.

Net income for the first nine months of 1998 and 1997 was $4,934,000 and $2,354,000, respectively, representing an increase of $2,580,000, or 109.6% in 1998. As a percentage of total revenues, net income increased to 12.4% in 1998 from 8.9% in 1997, which was due to the factors described above.

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

The Company's cash and cash equivalent balances at September 30, 1998 and December 31, 1997 were $52,841,000 and $325,000, respectively, representing an increase of $52,516,000 in 1998. The increase was due to the net cash proceeds generated from the secondary public offering of 2.3 million shares of common stock.

For the nine months ended September 30, 1998, net cash provided by operating activities was approximately $529,000. This resulted from higher net income, offset by an increase in accounts receivable, net of allowance for bad debt of approximately $5,581,000 due to rapid sales growth. The Company also had an increase of approximately $769,000 in accounts payable and accrued expenses.

For the nine months ended September 30, 1998, the Company invested approximately $8,876,000 of the proceeds from the secondary offering in marketable securities, resulting in a balance of approximately $23,061,000 of marketable securities at September 30, 1998. Additionally the Company incurred approximately $6,945,000 in capital expenditures, including costs associated with the Company's relocation of its New York facilities and the continued development of its outcomes database. The Company also invested approximately $2,773,000 in new business acquisitions.

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

Acquisitions

On July 29, 1998 the Company purchased certain assets of Biologic & Immunologic Science Laboratories, Inc. ("BIS"), a privately held cancer diagnostics company based in Reseda, California for $3.6 million. The terms provided for an initial payment of $2.0 million, and $800k payable in three equal semi-annual installments beginning December 1998, after which another $800k is payable in three equal semi-annual installments contingent on previously established revenue targets, with interest accruing at 8% per annum. This transaction will allow IMPATH to expand its core diagnostic and prognostic business and build on IMPATH's scientific leadership in lymph node and bone marrow micrometastases detection in early and late stage cancer. Additionally, BIS will further enhance the Company's ability to provide unique cancer information to physicians for evaluating and treating cancer patients; to the biopharmaceutical industry in assessing biologically relevant characteristics for targeted drug development and in selecting patients for clinical trials; as well as in evaluating the efficacy of various therapies.

On August 31, 1998 the Company acquired Medical Registry Services, Inc. "(MRS)" for the issuance of 550,000 shares of IMPATH Inc. common stock valued at $13,750,000. After the consideration of certain other expenses related to the acquisition and after recording net tangible assets of MRS, the company recorded approximately $17.3 million in intangibles. MRS is a leading developer and marketer of cancer registry software products that are currently utilized in over 400 hospitals throughout the United States. The products are used to collect and manage critical diagnostic, treatment, follow-up and outcomes data on cancer patients. The two companies, which currently have approximately 200 common clients, began a relationship through a strategic joint venture in January, 1997. This acquisition will significantly enhance IMPATH's oncology information capabilities by matching its diagnostic and prognostic data with treatment and outcomes information from MRS. Additionally, it provides IMPATH with an ongoing link to its clients as its ability to supply hospitals and oncologists with critical information for optimal disease management will continue to expand. MRS's revenues are derived from licensing fees paid by hospitals utilizing its proprietary tumor registry software.

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

The aforementioned acquisitions will all be accounted for using the purchase method with results of operations of the respective entities being included with the results of the company since the acquisition date.

The excess of the purchase price over the net assets acquired on both the BIS and PCI acquisitions principally relate to customer lists, which are included in intangible assets on the accompanying September 30, 1998 balance sheet and will be amortized over periods of up to fifteen years. The excess of the purchase price over the net assets acquired for the MRS purchase primarily relates to the customer list, trade name, software and goodwill which are included in intangible assets on the accompanying September 30, 1998 balance sheet and will be amortized over periods of 5 to 20 years.

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

                               INDEX TO EXHIBITS
                               -----------------



     Exhibit                              Page
     Number         Description           Number
     -------        ----------            ------


     27   Financial Data Schedule           18