Form 10-K
period 1998-12-31
IMPATH INC
filed 1999-04-01
CIK 1003114

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

                         Commission file number 0-27750


                         [LOGO OF IMPATH APPEARS HERE]


                                  IMPATH INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                              13-3459685
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)




         521 West 57th Street
          New York, New York                                      10019
          ------------------                                      -----
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code (212) 698-0300

      Securities registered pursuant to Section 12(b) of the Act:   None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.005 par value
                        ------------------------------
                                Title of class

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

    Aggregate market value as of February 26, 1999.....     $220,375,034

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Common Stock, $.005 par value, as of February 26, 1999.....    8,749,381

                      DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

  1999 Proxy Statement-Part III

                                    PART I

Item 1. Business.

Overview

  IMPATH Inc. ("IMPATH" or the Company") is a leader in providing critical information essential for making medically optimal and cost-effective cancer management decisions for individual cancer patients. The Company is focused exclusively on the analysis of cancer, combining advanced technologies and medical expertise to provide patient-specific diagnostic, prognostic and treatment information to physicians involved in the treatment of cancer.

  IMPATH believes that it currently performs more specialized analyses for difficult to diagnose cancer cases than any other institution in the world. The Company also believes that it is the leader in providing comprehensive patient-specific prognostic information for cancer. For example, IMPATH provided patient-specific prognostic information on approximately 28% of all breast cancer cases in the U.S. in 1998. The Company's fastest growing business is the analysis of lymphomas and leukemias, with IMPATH analyzing 21,082 of such cases in 1998, representing an increase of 76% over 1997. Lymphoma/leukemia analysis represents an area in which IMPATH's expertise and utilization of sophisticated technologies are integrated to provide information for optimal disease management.

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

  The Company believes that there are significant opportunities for increased penetration of the cancer information market. IMPATH's goal is to be the comprehensive information resource to the cancer care community. IMPATH has a growing cancer database consisting of information on over 425,000 cases (the largest database of diagnostic and prognostic cancer information in the world); more than 129,000 of these cases were added in 1998 alone. The Company believes that this database, along with IMPATH's strategy of linking patient-specific information with clinical outcomes, will provide a powerful platform for establishing optimal treatment pathways for patients with cancer.

  The Company's revenues were $56.3 million in 1998, representing revenue growth of 52% over 1997. In fact, the 1998 fiscal year was IMPATH's ninth consecutive year of annual revenue growth in excess of 40%. Moreover, the fourth quarter of 1998 represented IMPATH's twentieth consecutive quarter of record revenues and case volume. Income from operations and net income for 1998 were $8.5 million and $6.9 million, respectively, an increase of 47% and 92% over 1997.

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

Cancer Information Market

  The market for cancer diagnosis, prognosis and treatment is significant and growing. After heart disease, cancer is the leading cause of death in the United States. Approximately eight million Americans alive today have been diagnosed with cancer (excluding certain skin cancers). According to the American Cancer Society, the estimated number of cancer cases diagnosed annually in the United States (excluding certain skin cancers) grew from approximately 530,000 in 1963 to approximately 1.2 million in 1998, an increase of 126%. The growth in the number of cancer cases in the United States is expected to accelerate as the leading edge of the "baby boom" population approaches 55 years of age, the age at which the incidence of cancer begins to rise sharply. Earlier diagnosis and better information have led to more effective treatment and have increased the five-year survival rate of cancer patients from 39% in 1963 to approximately 58% in 1998.

  The National Cancer Institute estimates that the direct medical costs associated with cancer will be approximately $37 billion in 1999. The Company believes that these costs will increase rapidly as a result of the growth in the number of cancer patients and the high cost of new therapies. Thus, the Company anticipates that the demand for information regarding cancer and cancer management will continue to increase.

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

  IMPATH's potential market includes all physicians involved in the diagnosis and treatment of cancer in the United States. This includes approximately 16,000 pathologists and more than 7,000 oncologists (excluding radiation oncologists), as well as other specialists who treat cancer, such as surgeons and gynecologists and transplant centers. Historically, pathologists have been the focus of the Company's marketing efforts because they are responsible for providing the information from which most cancer management decisions flow.

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

  Expertise.   IMPATH specializes in cancer tests that require a level of medical knowledge and technical expertise not found in the average community hospital and not readily accessible in academic medical centers. IMPATH believes that its medical staff has more experience in providing comprehensive tissue-based diagnostic and prognostic analyses of cancer than virtually any other group of practitioners. IMPATH currently receives an average of 500 cases per day. The experience derived from such a volume of cases leads to superior professional and technical expertise. This expertise is reflected in IMPATH's database of more than 425,000 cancer cases analyzed to date, with more than 129,000 cases added during 1998 alone. The Company is linking these data to outcomes and cost information in order to demonstrate the value of IMPATH's services to payors and to provide new cancer information services to providers, payors, biopharmaceutical and large pharmaceutical companies and clinical research organizations. See "--Company Strategy."

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

  Increase market penetration of diagnostic and prognostic services.   IMPATH
believes that it has a significant opportunity to continue to increase its revenues and case volume from existing clients as well as through new relationships with hospitals, physicians and payors. The Company intends to continue to grow its core business by increasing the number of cases received from existing clients, continuing to incorporate new technologies and expanding the services it offers to the oncology outpatient market. Case volume for 1995 was 43,287; in 1998 that figure increased to 129,081, representing an average annual growth rate of 44.5%. In part as a result of the more complex analyses per case required to assess tumor activity, the Company's average revenue realization per case has increased as well. The average revenue realization per case (excluding cytogenetic and serum analyses) has increased from approximately $340 in 1995 to approximately $449 in 1998, representing an average annual increase of 9.8%.

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

  Expand and enhance database.   IMPATH believes that it has one of the most
significant knowledge bases related to the diagnosis, prognosis and treatment of cancer. With more than 425,000 analyzed cases to date, IMPATH is rapidly incorporating the diagnostic and prognostic information generated from the analysis of these cases into its cancer information database. Through the acquisition of Medical Registry Services' tumor registry products, the Company better understands the natural history of cancer as evidenced by more than 1.5 million patients dating back to 1989. IMPATH has provided the diagnostic or prognostic information on more than 55,000 of these patients. The Company's unique ability to link patient-specific tumor characteristics with outcomes allows us to convert critical cancer data into knowledge. IMPATH expects to continue to link data obtained from diagnostic and prognostic analyses with therapy choices and patient outcomes. The cancer database represents a comprehensive resource for the management and treatment of certain cancers. In addition, as the Company integrates cost information related to patient care into its database, the Company believes that the database will become increasingly valuable to the managed care industry. The Company intends to continue to expand and enhance its database through internal analysis and through strategic partnerships and joint ventures with oncology networks, hospital groups, managed care companies and biopharmaceutical and large pharmaceutical companies.

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

  Target international expansion.   IMPATH believes that foreign markets
represent a significant opportunity for the Company to expand its cancer information business. A principal focus of the Company's international strategy will be selective acquisitions of established businesses providing services similar to those provided by the Company. IMPATH also intends to pursue this opportunity by partnering with international physician oncology networks and hospital groups, and involvement in drug development efforts of international pharmaceutical companies. These efforts initially will focus primarily on select markets in Europe and South America and, once these relationships are established, would expand into Southeast Asia, Japan, Canada and Australia. These regions represent areas where sophisticated treatment technologies are currently in use and which the Company believes would benefit from IMPATH's services.


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

  Diagnosis.   IMPATH's core diagnostic analyses provide information regarding tumors that are difficult to diagnose using conventional pathology procedures. Although most tumors can be diagnosed based on visual examination by the pathologist, as many as 15-20% (more than 180,000 per year in the U.S. alone) of all cancers defy specific classification by this method. This may result in treatment decisions that are approximated, incorrect or ineffective leading to unnecessary treatment, complications and increased cost. Traditionally, the therapeutic approach to a patient with cancer has been based on a purely morphological assessment of the origin of the cancer and the extent of spread, i.e., the tumor's appearance under the microscope (for example, does it look like colon cancer?) and the tumor's presence in various metastatic sites (such as regional lymph nodes and bone marrow). While this type of morphological assessment is well accepted, it has serious and critical limitations. Specifically, morphological assessment is able to provide very little information about the biological aggressiveness of an individual's cancer and can provide virtually no meaningful information regarding the treatment to which the patient's specific cancer will respond. IMPATH has shown that in a majority of cases which defy standard classification, the use of advanced technologies and the medical expertise provided by IMPATH lead to an accurate diagnosis, thus ensuring optimization of therapy, greater predictability of outcome, increased survival and decreased overall costs.

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

Technologies

  Recent advances in immunology, biochemistry and molecular biology have created new tools with tremendous potential in the management of cancer patients. IMPATH specializes in cancer tests that require a sophisticated level of medical knowledge and technical expertise that is beyond the capability of pathology laboratories in the average community hospital. In fact, the expertise required to develop and maintain a high quality immuno- and molecular pathology laboratory is found in a relatively small number of top level academic institutions. Furthermore, even the most sophisticated medical centers perform only a small fraction of the tests that IMPATH performs every day. This is extremely important, as increased experience generally leads to superior professional and technical expertise. The average community hospital pathologist does not see a substantial volume or range of cases and, therefore, very rarely has the experience to choose the correct testing methodology and to evaluate the data, or the technical support to achieve high quality results. Even when these technologies exist at academic medical centers, they typically exist in different departments (e.g., pathology, genetics and molecular biology). The Company believes that there is usually no integration of information by these different departments, making it more difficult for the referring physician to diagnose and provide optimal treatment for a patient's specific cancer.

  IMPATH addresses these issues by virtue of its extensive experience in applying and performing analyses and by the background and expertise of its medical staff. IMPATH currently receives an average of 500 cases a day. Because of IMPATH's significant case volume, its professionals have been able to expand their considerable experience, and have been able to develop individual areas of expertise. IMPATH's consultants and in-house staff include internationally known experts in immuno- and molecular pathology and highly experienced technologists.

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


The following chart summarizes the Company's use of technologies in its analyses of cancer:

                                                                 Flow
                                                              Cytometry
             Category of Analysis                                and
                     and                        Immunohisto-    Image     Molecular                 Serum
                Type of Cancer                   chemistry     Analysis   Pathology  Cytogenetics  Analysis
                --------------                   ---------     --------   ---------  ------------  --------
Predisposition.................................                               X
Diagnosis:
  Difficult to Diagnose Cancers................      X
  Lymphoma/Leukemia............................      X            X           X           X
Prognosis/Treatment Determination:
  Breast.......................................      X            X                                   X
  Lymphoma/Leukemia............................      X            X           X           X
  Prostate.....................................      X            X                                   X
  Other (e.g., Colon, Bladder, Ovarian)........      X            X                                   X
Follow-up:
  Breast.......................................                               X                       X
  Lymphoma/Leukemia............................                               X           X
  Prostate.....................................                               X                       X
  Other (e.g., Colon, Bladder, Ovarian)........                               X                       X




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


 Serum Analysis

  Blood serum markers are proteins circulating in the blood which are produced in excess by malignant tumors. These serum proteins serve as an indicator of tumor regression (decreased presence of markers) or tumor progression (increased presence of markers). Because these proteins are present in minute amounts, the technology required for detection relied, until recently, on an immunochemical procedure involving the use of radioactive isotopes. Now, however, a new generation of non-radioactive techniques is available to detect blood serum markers employing, among other methods, chemiluminescence--a novel system based on emitted light as an indicator of activity. IMPATH uses its serum technology to assist oncologists in patient follow-up. For example, by monitoring levels of certain known markers, the Company can help to confirm remission or the recurrence of ovarian and prostate cancers.


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

  With more than 425,000 analyzed cases to date, IMPATH is rapidly incorporating the diagnostic and prognostic information generated from its analyses of cases into its cancer database. The demographics of these cases are: 197,178 breast cancer prognostics and treatment profiles; 124,406 complex cancer diagnoses; 61,558 lymphoma and leukemia classifications; and 41,974 analyses of other cancers (e.g., prostate, bladder, uterine).

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


 Breast Cancer Management--Risk Assessment and Evaluation of Therapeutic Options

  Breast cancer is the most common cancer in women in the United States. Annually, more than 175,000 cases are diagnosed and over 44,000 women die of this disease. While the incidence of breast cancer has been increasing, the number of deaths resulting from this disease has been slowly but steadily decreasing. It is now widely recognized that earlier detection (by mammography and self examination) has played a significant role in decreased mortality. However, a significant advancement in the management of breast cancer has been the development of technologies that provide patient-specific information that allows oncologists to optimize treatment for each individual woman's cancer.

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

     Because of its unique approach to breast cancer, IMPATH believes that it is the leader in providing the most comprehensive prognostic information essential to the management of breast cancer. In 1998, the Company provided patient-specific prognostic information on approximately 28% of all such cases in the U.S, and in and over 35% of cases diagnosed in the New York metropolitan area, California and Florida, the Company's largest markets. The Company's specialized expertise in breast cancer has not only allowed it to play a significant role in optimizing patient-specific breast cancer treatment nationwide but has also allowed it to be well positioned to develop the most comprehensive outcomes-focused database in breast cancer.


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

     Lymphoma.   The clinical significance of IMPATH's diagnostic technology is illustrated by the fact that during 1998, of all the suspected lymphoma cases sent to IMPATH for analysis, approximately 10-15% were found to be an infection or inflammation rather than cancer. Prior to the development of certain technologies used by IMPATH, such cases may have been misdiagnosed as cancer. In the cases identified by IMPATH as not being cancer, patients who were suspected of having a hematopoietic malignancy were spared the trauma, risk and cost associated with unnecessary treatment. Of the cases sent to IMPATH in 1998 that were in fact lymphomas, the technology applied by the Company permitted an assignment of the "grade" of the lymphoma, a process recommended by the

International Lymphoma Study Group (1994). The grading of lymphomas is an important process that influences the treatment decisions of physicians and can result in better outcomes for a lymphoma patient.

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


Sales and Marketing

     Sales Force.   As of December 31, 1998, the Company's sales force consisted of 36 employees, including a Senior Vice President - Sales and Marketing, three Directors, and 32 sales representatives. The IMPATH sales force consists of highly trained individuals with extensive scientific backgrounds and successful sales records with health care companies. The sales force focuses on educating clients about the benefits of the Company's services in managing cancer. IMPATH believes that the technical and clinical knowledge of its sales force distinguishes it from other companies.

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

     During 1996, 1997 and 1998, the Company received the following estimated percentages of its total revenues for diagnostic and prognostic services from the respective payors identified below:

                                                                  Year Ended December 31,
                                                                  -----------------------
          Payor                                                   1996       1997       1998
          -----                                                   ----       ----       ----
          Hospitals  ............................................ 37%        26%        21%
          Private Insurance/Managed Care  ....................... 35         44         50
          Medicare  ............................................. 25         25         25
          Individual Patients  .................................. 3          5          4
                                                                  -          -          -
          Total  ................................................ 100%       100%       100%
                                                                  ===        ====       ====

     For a discussion of the changes in these percentages in 1998, see Item 7 of this Annual Report on Form 10-K.

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

  Prior to the passage of the Balanced Budget Act of 1997, Medicare beneficiaries could (i) receive services on a fee-for-service basis pursuant to which Medicare generally pays providers based on a national fee schedule subject to the applicable copayment or (ii) elect to enroll with a managed care organization which had entered into a direct contract with Medicare whereby the organization is paid a predetermined amount for each covered Medicare beneficiary without regard to the frequency, extent or nature of services delivered. The Balanced Budget Act of 1997 reforms Medicare in a number of respects, including the phase out of existing Medicare risk contracts and the creation of the Medicare+Choice program. The Medicare+Choice program allows Medicare beneficiaries, in addition to traditional fee-for-service Medicare, to have access to a wide array of private health plan choices beyond the previously existing managed care arrangements. These additional plan options include "Coordinated Care Plans" which an HMO with or without point of service option; a Provider-Sponsored Organization plan; a Preferred Provider Organization plan; and a demonstration Medical Savings Account project. Given the infancy of the Medicare+Choice program, the Company cannot predict what effect, if any, the program will have on the Company's future Medicare revenues.

  Revenues from analyses performed for other patients are derived principally from other third-party payors, including commercial insurers, Blue Cross/Blue Shield plans, health maintenance and preferred provider organizations and from hospitals (who in turn usually bill any third-party payors or patients). With respect to third-party payors, management has elected, to date, not to accept reimbursement rates set by such non-governmental third-party payors as payment in full. With respect to hospitals, management negotiates the terms applicable to each arrangement.

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

  Most services furnished by the Company are characterized for the purposes of the Medicare program as physician pathology services. As of January 1, 1992, all physician services, including pathology services, have been reimbursed by Medicare based on a new methodology known as the resource-based relative value scale ("RBRVS"), which was phased in over a four-year period. A Final Notice updating the RBRVS payment methodology, published November 25, 1992, as well as updates issued subsequently, have not had any significant effect on the Company's reimbursement rates. Under the Balanced Budget Act of 1997, Congress revised the RBRVS system to use a single conversion factor, rather than the previous three, and to change the manner in which fees are updated. The Company cannot predict what the potential impact of the change to the RBRVS system will be on the Company's future Medicare reimbursement. A small portion of the services furnished by the Company are characterized for purposes of the Medicare program as clinical laboratory services and reimbursed by Medicare under its clinical laboratory fee schedule. The Balanced Budget Act of 1997 froze the clinical laboratory fee schedule payments for the years 1998-2002. Such freeze is not expected to have a material adverse effect on the Company's revenues.



Quality Assurance

  IMPATH engages in a number of quality control procedures, many of which the Company believes exceed industry norms. For instance, the Company does not buy untested commercially available reagent test kits. Instead, each of IMPATH's reagents is selected from various suppliers based on an exhaustive in-house test of purity, batch-to-batch variability, potency and performance. IMPATH believes that its quality review procedures are superior to other centers performing similar analyses. In addition, the quality assurance program of the Company's facilities includes close attention to the Company's Standard Operating Procedures, continuing education and technical training of technologists, statistical quality control of all analytical processes, instrument maintenance, and regular inspection by governmental agencies and the College of American Pathologists (the "CAP"). The CAP is an independent non-governmental organization of board-certified pathologists which offers an accreditation program to which facilities can voluntarily subscribe. The CAP accreditation program involves both periodic inspections of the Company's facilities and participation in the CAP's proficiency testing program for all categories in which its facilities seek to attain or maintain accreditation. The Company's facilities are CAP accredited, certified by Medicare, licensed by New York State, the City of New York and the States of California and Arizona and holds a certificate of accreditation under the Clinical Laboratories Improvement Act of 1967 ("CLIA"). The Company believes it has obtained all licenses and permits required to operate its facilities. IMPATH follows the quality control and quality assurance procedures established by CLIA, the CAP and various New York State, California, Arizona and New York City agencies.

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

  The federal and state certification and licensure programs establish standards for the day-to-day operation of facilities, including, but not limited to, personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors employed by federal or state regulatory agencies. The Health Care Financing Administration conducts an on-site survey every two years. In addition, federal regulatory authorities require participation in a proficiency testing program approved by the Department of Health and Human Services ("HHS") for each of the specialties and subspecialties for which a facility seeks approval from Medicare and accreditation under CLIA '88 requires participation in proficiency testing programs which involve actual testing of specimens by the facility that have been prepared by an entity running an approved program for testing.

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

  Anti-Kickback/Self-Referral Regulations.   The Social Security Act imposes
criminal penalties and exclusions from federal health care programs (including Medicare) upon persons who make or receive kickbacks, bribes or rebates in connection with a federal health care program (including Medicare). The anti-kickback rules prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item covered by a federal health care program (including Medicare) or ordering any such covered service or item. In order to provide guidance with respect to the anti-kickback rules, the Office of the Inspector General ("OIG") issued final regulations outlining certain "safe harbor" practices, which although potentially capable of inducing prohibited referrals, would not be prohibited if all applicable requirements are met. A relationship which fails to satisfy a safe harbor is not necessarily illegal, but could be scrutinized on a case-by-case basis. The OIG has issued final rules regarding its recently mandated proposals for accepting and issuing advisory opinions on the anti-kickback rules.

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

  Under another provision, known as the "Stark" law or "self-referral" prohibition, physicians who have an investment or compensation relationship with an entity furnishing clinical laboratory services (including pathology services) may not, subject to certain exceptions, refer clinical laboratory analyses for Medicare patients to that entity. Similarly, facilities may not bill Medicare or any other party for services furnished pursuant to a prohibited referral. Violation of these provisions may result in disallowance of Medicare claims for the affected analysis services, as well as the imposition of civil monetary penalties and program exclusion. Under the Stark law and the regulations implementing the law, a physician may make payments to a clinical laboratory in exchange for the facility's provision of clinical laboratory services and continue to refer Medicare patients to that laboratory.

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

  The confidentiality of patient medical records is subject to substantial regulation by the state and federal governments. State and federal laws and regulations govern both the disclosure and the use of confidential patient medical record information. Legislation governing the dissemination and use of medical record information is continually being proposed at both the state and federal levels. Additional legislation may require that holders or users of confidential patient medical information implement measures to maintain the security of such information and may regulate the dissemination of even anonymous patient information. Furthermore, physicians and other persons providing patient information to the Company are also required to comply with these laws and regulations. If a patient's privacy is violated, or if the Company is found to have violated any state or federal statute or regulation with regard to confidentiality, dissemination or use of patient medical information, the Company could be liable for damages, or for fines or penalties. The Company believes that it is in material compliance with all applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. However, there can be no assurance that differing interpretations of existing laws and regulations or the adoption of new laws and regulations would not have a material adverse effect on the ability of the Company to obtain or sue patient information which, in turn, could have a material adverse effect on the Company's plans to develop and market its cancer information database.

Insurance

  The Company is presently covered by general liability insurance in the amount of $6.0 million per occurrence and $7.0 million in the aggregate, professional liability insurance in the amount of $6.0 million per occurrence and $8.0 million in the aggregate for the Company's Medical Directors and other physicians, and Directors and Officers liability insurance in the amount of $3.0 million per occurrence and in the aggregate. The Company's liability insurance covers claims relating to the handling and disposal of medical specimens and infectious and hazardous waste, except in the event of malfeasance or fraud by the Company. Management believes that these amounts and types of coverage are adequate to protect the Company and its property against material loss.


Employees

  As of December 31, 1998, the Company had 429 full-time and 31 permanent part-time employees, of which 108 were management, administrative and clerical personnel, 45 were engaged primarily in marketing and sales activities and 307 were engaged in laboratory and related operations. None of the Company's employees is covered by collective bargaining agreements. The Company believes its employee relations are good.


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

Item 2.   Properties.

  The Company's main facility and executive offices are located at 521 West 57th Street, New York, New York, where the Company leases approximately 28,700 square feet of space under a 12 1/2-year lease expiring in November 2010. The lease provides for minimum aggregate annual rental payments of approximately $344,000. The Company is also required to pay for repairs, property taxes and insurance relating to this facility.

  The Company's California facility and offices are located at 5230 Pacific Concourse Drive, Los Angeles, California, where the Company has entered into a lease expiring November 2000 for approximately 22,750 square feet of space. This facility commenced operations in December 1995. The lease provides for minimum annual rental payments of approximately $381,000. The Company is also required to pay for repairs, property taxes and insurance relating to this facility.

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

  The facility and offices of the Company's BIS division are located at 19231 Victory Boulevard, Reseda, California, where the Company leases approximately 3,046 square feet of space under a month-to-month lease. The lease provides for minimum aggregate annual rental payments of approximately $38,640. The Company is also required to pay for repairs, property taxes and insurance relating to this facility.

  The facility and offices of the Company's Medical Registry Services subsidiary is located at One University Plaza, Hackensack, New Jersey, where the Company has entered into a lease expiring July 2000 for approximately 3,792 square feet of space. The lease provides for minimum annual rental payments of approximately $62,040. The Company is also required to pay for repairs, property taxes and insurance relating to this facility.

  The office of the Company's Physician Choice subsidiary is located at 3 Bethesda Metro, Bethesda, Maryland, where the Company leases two small offices under a month to month lease. The lease provides for minimum annual rental payments of approximately $26,760. The Company is also responsible for all maintenance, property taxes and insurance relating to this space.

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

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

  The Company's Common Stock trades on the Nasdaq National Market under the symbol "IMPH." The following table sets forth the range of high and low bid prices per share for the Common Stock for the period from January 1, 1997 through March 15, 1999.

                                                        High      Low
                                                      --------  --------
  Fiscal 1997
  First Quarter....................................   $20 7/8  $15 3/4
  Second Quarter...................................    27 5/8   17 1/4
  Third Quarter....................................    32 1/2   21 7/8
  Fourth Quarter...................................    34 5/8   22 1/2

  Fiscal 1998
  First Quarter....................................    40 3/8   29 3/4
  Second Quarter...................................    39 5/8   22 1/2
  Third Quarter....................................    31 3/4   18 3/8
  Fourth Quarter...................................    40 1/8   20 7/8

  Fiscal 1999
  First Quarter (through March 15, 1999)...........    28 5/8   22 7/8

  On March 15, 1999, the last sale price of the Common Stock as reported on the Nasdaq National Market was $25.00.

  As of January 31, 1999, there were approximately 67 record holders of the Common Stock.

Item 6.   Selected Financial Data.

  The following table sets forth selected consolidated financial and operating data of the Company as of December 31 in each of 1994 through 1998 and for each of the years in the five-year period ended December 31, 1998. The consolidated statement of operations and consolidated balance sheet data have been derived from the Company's consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants. Such consolidated balance sheets as of December 31, 1997 and 1998 and statements of operations for each of the years in the three-year period ended December 31, 1998 and the notes thereto are included in Item 14(a) of this Annual Report on Form 10-K. The historical consolidated financial data should be read in conjunction with and are qualified in their entirety by reference to the consolidated financial statements of the Company and the related notes thereto and to Item 7 of this Annual Report on Form 10-K.

                                                                 (in thousands, except per share data)
                                                                        Year Ended December 31,
                                                                        -----------------------
                                                        1994         1995         1996         1997        1998
                                                     -----------  -----------  -----------  ----------  ----------
Consolidated Statement of Operations Data:
Total revenues....................................  .   $10,014      $14,714      $21,965      $37,063    $ 56,259

  Salaries and related costs......................  .     4,682        6,830        9,432       15,056      21,532
  Selling, general and administrative.............  .     4,196        6,467        9,108       14,701      22,714
  Depreciation and amortization...................  .       155          396          787        1,521       3,492
                                                        -------      -------      -------      -------    --------
Total operating expenses..........................  .     9,033       13,693       19,327       31,278      47,738
                                                        -------      -------      -------      -------    --------
Income from operations............................  .       981        1,021        2,638        5,785       8,521
Other income (expense)............................  .       (15)          22        1,030          716       3,002
                                                        -------      -------      -------      -------    --------
Income before income tax expense..................  .       966        1,043        3,668        6,501      11,523
Income tax expense................................  .        98           --        1,621        2,852       4,575
                                                        -------      -------      -------      -------    --------
Net income........................................  .       868        1,043        2,047        3,649       6,948
Accrued dividends on Preferred Stock(1)...........  .      (427)        (478)         (82)          --          --
                                                        -------      -------      -------      -------    --------
Net income available to common
 stockholders.....................................  .   $   441      $   565      $ 1,965      $ 3,649    $  6,948
                                                        =======      =======      =======      =======    ========
Per common and common equivalent share:
  Basic:
    Net income per common share(1)................  .                $  0.36      $  0.41      $  0.68    $   0.91
                                                                     =======      =======      =======    ========
    Weighted average common and common
     equivalent shares outstanding(2).............  .                  2,921        4,961        5,398       7,635
                                                                     =======      =======      =======    ========
  Dilutive:
    Net income per common share assuming
     dilution(1)..................................  .                $  0.31      $  0.38      $  0.63    $   0.87
                                                                     =======      =======      =======    ========
    Weighted average common and common
     equivalent shares outstanding assuming
     dilution(2)..................................  .                  3,371        5,404        5,809       8,002
                                                                     =======      =======      =======    ========

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                           1994         1995         1996         1997        1998
                                                         --------     --------     --------     --------    ---------
Consolidated Selected Operating Data:
Number of cases reported..........................  .    33,618       43,287       55,539       87,884     129,081
Number of hospitals served........................  .     1,021        1,118        1,360        1,670       1,740
Number of oncology practices served...............  .        --           --           --          141         290

                                                                Year Ended December 31,
                                                                -----------------------
                                                   1994        1995       1996       1997       1998
                                                 ---------  ---------  ---------  ---------  ----------
                                                                     (In thousands)
Consolidated Balance Sheet Data:
Working capital................................ .  $ 2,500      $3,622    $30,768    $21,951    $ 80,696
Total assets................................... .    4,144       9,261     37,581     46,342     150,033
Long-term obligations, net of current portion.. .      249       1,130      1,430      2,726       4,026
Redeemable preferred stock..................... .    6,407          --         --         --          --
Total stockholders' equity (deficiency)........ .   (3,266)      5,655     33,638     38,309     124,587

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

  The Company's revenues, which have increased an average of approximately 54% annually since 1994, have been derived from performing specialized cancer analyses for which IMPATH typically bills various third-party payors, such as private insurance plans, managed care plans and governmental programs (e.g., Medicare), as well as hospitals and individual patients. Over the last few years, the Company has experienced increased pressures on reimbursement and expects such pressures to cause reduced unit pricing for diagnostic and prognostic analyses in future periods. The revenue generated from private insurance and managed care has increased significantly as a percentage of total revenue in the last two years as a result of increased focus by the Company's sales force on oncology officers as well as a desire by the Company's hospital clients to have the Company bill third parties directly. Despite those pressures, the Company has experienced increasing average reimbursement trends due to changes in its product mix and application of new technologies. The Company also derives revenues by licensing its tumor registry software to community hospitals and state agencies as well as providing contract laboratory services and cancer database and pharmacoeconomic information to pharmaceutical companies.

  The following table sets forth the percentages of total revenues represented by certain items reflected in the Company's consolidated statements of operations. The Company's business generally has been unaffected by seasonality, except for slower growth in revenues during the third quarter of its fiscal year due to reduced summertime activity.

                                                                  Years Ended December 31,
                                                           ------------------------------------
                                                               1996        1997         1998
                                                           -----------  -----------  ----------
        Total revenues............................            100.0%       100.0%      100.0%
        Operating expenses:
          Salaries and related costs..............             42.9         40.6        38.3
          Selling, general and administrative.....             41.5         39.8        40.4
          Depreciation and amortization...........              3.6          4.0         6.2
                                                              -----        -----       -----
        Total operating expenses..................             88.0         84.4        84.9
                                                              -----        -----       -----

        Operating income..........................             12.0         15.6        15.1
                                                              -----        -----       -----

        Net income................................              9.3          9.8        12.4
                                                              =====        =====       =====


Recent Acquisitions

    On July 29, 1998 the Company purchased certain assets of Biologic & Immunologic Science Laboratories, Inc. ("BIS"), a privately held cancer diagnostics company based in Reseda, California for $3.6 million. The terms provided for an initial payment of $2.0 million, and $800,000 payable in three equal semi-annual installments beginning December 1998, after which another $800,000 is payable in three equal semi-annual installments contingent on achievement of previously established revenue targets, with interest accruing at 8% per annum. This transaction will allow IMPATH to expand its core diagnostic and prognostic business and build on IMPATH's scientific leadership in lymph node and bone marrow micrometastases detection in early and late stage cancer. Additionally, BIS will further enhance the Company's ability to provide unique cancer information to physicians for evaluating and treating cancer patients and to the biopharmaceutical industry in assessing biologically relevant characteristics for targeted drug development and in selecting patients for clinical trials and in evaluating the efficacy of various therapies.

    On August 31, 1998 the Company acquired Medical Registry Services, Inc. ("MRS") for the issuance of 550,000 shares of IMPATH common stock valued at $13,750,000. After the consideration of certain other expenses related to the acquisition and after recording net tangible assets of MRS, the Company recorded approximately $17.3 million in intangibles. MRS is a leading developer and marketer of cancer registry software products that are currently utilized in over 400 hospitals throughout the United States. The products are used to collect and manage critical diagnostic, treatment, follow-up and outcomes data on cancer patients. The Company and MRS, which at the time of the acquisition had approximately 200 common clients, began a relationship through a strategic joint venture in January, 1997. The acquisition of MRS significantly enhances IMPATH's oncology information capabilities by matching its diagnostic and prognostic data with treatment and outcomes information from MRS. Additionally, it provides IMPATH with an ongoing link to its clients as its ability to supply hospitals and oncologists with critical information for optimal disease management will continue to expand. MRS's revenues are derived from licensing fees paid by hospitals utilizing its proprietary tumor registry software.

    On September 2, 1998 the Company acquired Physician Choice, Inc. ("PCI") for the sum of $1.0 million, with $400,000 payable immediately, an additional $400,000 payable in four equal semi-annual installments beginning March, 1999 with interest accruing at 8% per annum and $200,000 payable in IMPATH common stock. An initial 1,980 shares common stock, having a fair market value of $50,000, were issued on September 2, 1998, with the remaining shares to be issued in three equal annual installments beginning September 2, 1999. PCI is a leading provider of post-clinical, pre-marketing, cost-benefit analyses to pharmaceutical and biotechnology companies in connection with new oncology drugs entering the marketplace. By focusing on cancer, and utilizing health care outcomes and other efficacy measures, PCI has achieved a better understanding of the way healthcare is delivered in that specialty. PCI's revenues are generated on a per project basis from pharmaceutical and biotechnology companies.

    The aforementioned acquisitions will all be accounted for using the purchase method with results of operations of the respective entities being included with the results of the Company since the respective acquisition dates.

    The excess of the purchase price over the net assets acquired on both the BIS and PCI acquisitions principally relate to customer lists, which are included in intangible assets on the accompanying December 31, 1998 balance sheet and will be amortized over periods of up to fifteen years. The excess of the purchase price over the net assets acquired for the MRS purchase primarily relates to the customer list, trade name, software and goodwill which are included in intangible assets on the accompanying December 31, 1998 balance sheet and will be amortized over periods of 5 to 20 years.


Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

  The Company's total revenues in 1998 and 1997 were $56.3 million and $37.1 million, respectively, representing an increase of $19.2 million, or 51.8%, in 1998. This growth was primarily due to a 47% increase in case volume resulting from increased sales and marketing activities and increases in contract laboratory and information services provided to biopharmaceutical companies. In addition, the Company recorded revenues of approximately $1.4 million from licensing fees for its tumor registry products since the acquisition of MRS in August 1998.

  Salaries and related costs in 1998 and 1997 were $21.5 million and $15.1 million, respectively, representing an increase of $6.4 million, or 42.4% in 1998. This increase was primarily due to personnel costs associated with the Company's product case volume growth as well as increases in personnel headcount resulting from the Company's acquisitions during 1998. As a percentage of total revenues, salaries and related costs decreased to 38.3% in 1998 from 40.6% in 1997. This decrease was facilitated by the Company's successful expansion strategy of incorporating complementary and synergistic technologies, as well as streamlining operational and administrative duties.

  Selling, general and administrative expenses in 1998 and 1997 were $22.7 million and $14.7 million, respectively, representing an increase of $8.0 million, or 54.4%, in 1998. This increase was due to an increase in bad debt expense of approximately $1.7 million associated with higher revenues, as well as the continuing payor mix shift from direct hospital billings to private insurance resulting in higher revenues and patient co-payments that generate higher bad debt. In addition, the Company incurred over $2.7 million in incremental supply and courier costs due to increased volume and the logistics required to service the Company's rapidly growing oncology office-based business. The Company also incurred additional travel-related expenses and professional fees associated with expanded sales, marketing and investor relations activities of $620,000. Additionally, as a direct result of growth, the Company incurred an additional $670,000 in telecommunications expense and repair and maintenance of equipment. As a percentage of total revenues, selling, general and administrative expenses increased to 40.4% in 1998 compared to 39.8% in 1997.

  Depreciation and amortization in 1998 and 1997 was $3.5 million and $1.5 million, respectively, representing an increase of $2.0 million, or 133.3%, in 1998. This increase was primarily the result of an additional $1.2 million amortization associated with leasehold improvements made at the Company's new facility in New York during the first quarter of 1998. Additionally, the Company also incurred an increase in intangible amortization of $775,000 associated with the Company's recent acquisitions. As a percentage of total revenues, depreciation and amortization expenses increased to 6.2% in 1998 compared to 4.0% in 1997.

  Income from operations in 1998 and 1997 was $8.5 million and $5.8 million, respectively, representing an increase of $2.7 million, or 46.6%, in 1998. The 1998 figure reflects a slight decrease in operating margin due to increased depreciation and amortization expense associated with capital expenditures and goodwill associated with the Company's acquisitions. As a percentage of total revenues, income from operations decreased to 15.1% in 1998 from 15.6% in 1997.

  Other income, net for 1998 and 1997 was $3.0 million and $716,000, respectively, representing an increase of approximately $2.2 million in 1998. This increase was the result of interest income generated from the proceeds of the Company's secondary public offering of common stock in March 1998, partially offset by increased interest expense due to additional capital lease obligations.

  The tax provision for 1998 of approximately $4.6 million reflects federal, state and local income tax expense. The effective tax rate for 1998 was 39.7% compared to 43.9% in 1997. This decrease resulted from a reduction in the Company's state and local tax provision associated with tax exempt interest income, as well as expansion of the Company's operations outside of New York, which has a lower effective state tax rate.

  Net income in 1998 and 1997 was $6.9 million and $3.6 million, respectively, representing an increase of $3.3 million, or 91.7%, in 1998 due to the factors described above. As a percentage of total revenues, net income increased to 12.4% in 1998 from 9.8% in 1997.


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

  Selling, general and administrative expenses in 1997 and 1996 were $14.7 million and $9.1 million, respectively, representing an increase of $5.6 million, or 61.5%, in 1997. This increase was due to an increase in bad debt expense of approximately $2.0 million associated with higher revenues, as well as a payor mix shift from direct hospital billings to private insurance resulting in higher revenues and patient co-payments that generate higher bad debt. The Company also incurred $1.5 million in additional selling, general and administrative expenses associated with the Company's Arizona-based cancer cytogenetics testing facility which was acquired from Oncogenetics in January 1997. In addition, the Company incurred over $1.4 million in incremental supply and courier costs due to increased volume and the logistics required to service the Company's rapidly growing oncology office-based business. The Company also incurred higher travel-related expenses and professional fees associated with expanded sales, marketing and investor relations activities. As a percentage of total revenues, selling, general and administrative expenses decreased to 39.6% in 1997 compared to 41.4% in 1996.

  Depreciation and amortization in 1997 and 1996 was $1.52 million and $787,000, respectively, representing an increase of $734,000, or 93.3%, in 1997. This increase was primarily due to additional capital expenditures, intangible amortization associated with the Company's acquisitions and amortization of third-party development costs for the outcomes database. As a percentage of total revenues, depreciation and amortization expenses increased to 4.0% in 1997 compared to 3.6% in 1996.

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

  Net income in 1997 and 1996 was $3.6 million and $2.0 million, respectively, representing an increase of $1.6 million, or 78.2%, in 1997 which was due to the factors described above. As a percentage of total revenues, net income increased to 9.8% in 1997 from 9.1% in 1996.


Liquidity and Capital Resources

  Since its inception, the Company has raised approximately $103.9 million of capital through the public offerings of its Common Stock and $6.6 million from private placements of Preferred Stock, all of which was converted into Common Stock at the closing of the Company's initial public offering in February 1996. The Company's working capital and capital expenditure needs have increased and are expected to continue to increase as the Company expands its existing facilities and pursues its growth strategy. See "Business--Company Strategy."

  The Company's cash and cash equivalent balances at December 31, 1998 and 1997 were approximately $45.6 million and $325,000, respectively, representing a increase of $45.3 million in 1998. The Company also had approximately $30.0 million invested in a portfolio of investment-grade fixed-income securities at December 31, 1998, representing a $16.0 million increase over the $14.0 million which was invested in this portfolio at December 31, 1997. The significant increase related to the Company's secondary offering of securities in March 1998 which raised $71 million in net proceeds.

  For 1998, net cash generated from operating activities was approximately $1.7 million. This was the result of cash inflows from the Company's net income, partially offset by increases in accounts receivable, net of allowance for bad debt provisions of $6.1 million due to rapid sales growth. The Company also increased its accounts payable and accrued expenses by approximately $2.1 million. The Company's net accounts receivable at December 31, 1998 comprised 34.9% of sales, up from 32.2% in 1997. This increase is due to the additional time required to obtain information essential to billing third party payors which now comprise 75% of sales in 1998, compared to 69% in 1997.

  During 1998, the Company used approximately $2.8 million of cash to fund its growth strategy through the acquisition of certain assets of BIS and PCI. See "--Recent Acquisitions." In addition, the Company used $9.5 million of cash during 1998 for the continuing development of the Company's clinical and billing systems, as well as its data warehouse and other proprietary software products, and used approximately $3.6 million of cash to purchase fixed assets through capital lease financing and expansion of its facilities.

  The Company received approximately $917,000 during 1998 through the issuance of Common Stock upon the exercise of incentive stock options and warrants. In addition, the Company used approximately $1.8 million to satisfy its capital lease obligations. The Company repurchased 306,600 shares of common stock for $7.9 million through December 31, 1998. In addition, through March 26, 1999, the Company repurchased an additional 316,350 shares for $8.1 million.

  In March 1998, the Company increased its line of credit to an aggregate amount of $10.0 million. Borrowing under the line will bear interest at the prime rate. The availability of a $10.0 million replacement line of credit, which was approved in November 1998 and will bear interest at LIBOR plus 2.25%. In December 1998, the Company drew $10.0 million against such line. Approximately $4.5 million was repaid in January 1999, with the remainder paid in February 1999. The line of credit has certain financial covenants with which the Company was in compliance with at December 31, 1998.

  The Company's growth strategy is anticipated to be financed through its current cash resources, cash flow from operations and existing third-party credit facilities. The Company believes the combination of these sources will be sufficient to fund its operations and to satisfy the Company's cash requirements for the next 12 months and the foreseeable future. There may be circumstances, however, that would accelerate the Company's use of its liquid resources. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company.


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


Year 2000

  The Company is finalizing its review of its business systems, including its computer systems and laboratory equipment, and has been sending written inquiries to its customers and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the year 2000 approaches. This review is expected to be completed by April 1999. Based on this review, the Company will implement a plan to achieve year 2000 compliance. The Company is in the final stages of the installation of a newly developed clinical and billing information system which addresses year 2000 issues. The Company believes that it will achieve year 2000 compliance in a manner which will be non-disruptive to its operations. All subsidiaries purchased in 1998 are year 2000 compliant. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems, suppliers and other third parties. Year 2000 compliance should not have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow. The Company has incurred no costs to date related to year 2000. The Company estimates the cost of its year 2000 efforts to be approximately $150,000. The total cost estimate is based on management's current assessment and is subject to change.

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

Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which becomes effective for our financial statements beginning January 1, 2000. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. The Company does no expect the adoption of this Statement to have a material impact on the financial statements.

  The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up activities, which is effective for the 1999 financial statements. The Company does not expect adoption of this SOP to have a material impact on the financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

  The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

  Our holdings of financial instruments are comprised of U.S. corporate debt, U.S. government debt and commercial paper. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes.
Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate or return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum, and at December 31, 1998, more than 76% of our holdings were in instruments maturing in two years or less and more than 82% of such holdings matured in one year or less.


Item 8.   Financial Statements and Supplementary Data.

  For information concerning this item, see Item 14(a) below.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

  For information concerning this item, see text under the captions "Election of Directors" and "Executive Officers" in the 1999 Proxy Statement of the Company (the "Proxy Statement") to be filed subsequent to the filing of this Annual Report on Form 10-K, which information is incorporated herein by reference.



Item 11.   Executive Compensation.

  For information concerning this item, see text under the captions "Executive Compensation," "Employment-Related Agreements with Executive Officers," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Section 16(a) Beneficial Ownership Reporting Compliance," "Performance Graph" and "Report of the Compensation Committee" in the Proxy Statement, which information is incorporated herein by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

  For information concerning this item, see text under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement, which information is incorporated herein by reference.

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

      (3) Exhibits:

     The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits. Exhibits 10.2, 10.3, 10.13, 10.14, 10.15, 10.16 and 10.17 are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

  (b) Current Reports on Form 8-K:

      (1) Report on Form 8-K filed November 12, 1998 which report was amended by Amendment No. 1 on Form 8-K/A filed March 26, 1999.

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


Dated: March 29, 1999

                                 IMPATH Inc.

                                 By /s/ Anu D. Saad
                                 -----------------------------------------------
                                             Anu D. Saad, Ph.D.
                                       President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 29, 1999

                                 By  /s/ Anu D. Saad
                                 -----------------------------------------------
                                              Anu D. Saad, Ph.D.
                                      President, Chief Executive Officer
                                                and Director


Dated: March 29, 1999


                                 By /s/ John P. Gandolfo
                                 -----------------------------------------------
                                               John P. Gandolfo
                                         Executive Vice President, Chief
                                     Operating Officer, Chief Financial Officer
                                         and Principal Accounting Officer

Dated: March 29, 1999


                                 By /s/ John L. Cassis
                                 -----------------------------------------------
                                                 John L. Cassis
                                         Chairman of the Board and Director

Dated: March 29, 1999

                                 By /s/Richard J. Cote
                                 -----------------------------------------------
                                                Richard J. Cote, M.D
                                                      Director

Dated: March 29, 1999

                                 By
                                 -----------------------------------------------
                                                   George Frazza
                                                      Director

Dated: March 29, 1999

                                 By /s/Richard Kessler
                                 -----------------------------------------------
                                                  Richard Kessler
                                                      Director


Dated: March 29, 1999

                                 By /s/Joseph A. Mollica
                                 -----------------------------------------------
                                              Joseph A. Mollica, Ph.D
                                                      Director

Dated: March 29, 1999


                                 By /s/Marcel Rozencweig
                                 -----------------------------------------------
                                               Marcel Rozencweig, M.D
                                                      Director

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report  .....................................................................         F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998  .....................................         F-3

Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998  .......         F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998  ......................................................................................  F-5 to F-7

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998  .......         F-8

Notes to Consolidated Financial Statements  ....................................................... F-9 to F-22

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
IMPATH Inc.:

  We have audited the accompanying consolidated balance sheets of IMPATH Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMPATH Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                       KPMG LLP

Short Hills, New Jersey
February 18, 1999

                          IMPATH INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1998

                                                                                    1997                   1998
                                                                                -----------            ------------
                                 Assets
Current assets:
  Cash and cash equivalents  ............................................       $   325,285            $ 45,556,005
  Marketable securities, at market value  ...............................        13,952,148              29,971,456
  Accounts receivable, net of allowance for doubtful accounts of
    $4,760,117 in 1997 and $3,958,235 in 1998  ..........................        11,948,229              19,619,451
  Prepaid expenses  .....................................................           276,073                 442,480
  Prepaid taxes  ........................................................                --               1,758,407
  Deferred tax assets  ..................................................            53,427               1,334,591
  Other current assets  .................................................           703,753               1,306,653
                                                                                -----------            ------------
        Total current assets  ...........................................        27,258,915              99,989,043
Fixed assets, less accumulated depreciation and amortization  ...........        10,475,575              21,239,884
Deposits and other non-current assets  ..................................           334,167                 203,491
Intangible assets, net of accumulated amortization of $383,534 in 1997
  and $1,462,204 in 1998  ...............................................         8,273,636              28,600,749
                                                                                -----------            ------------
        Total assets  ...................................................       $46,342,293            $150,033,167
                                                                                ===========            ============

                     Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of capital lease obligations  .........................       $ 1,222,281            $  1,622,366
  Current portion of note payable  ......................................           700,000               1,271,915
  Short term borrowings  ................................................                --              10,000,000
  Accounts payable  .....................................................           956,648               2,713,228
  Deferred revenues  ....................................................                --               1,866,241
  Construction payments payable  ........................................         1,542,199                      --
  Income taxes payable  .................................................           158,094                      --
  Accrued expenses   ....................................................           728,353               1,819,752
                                                                                -----------            ------------
        Total current liabilities  ......................................         5,307,575              19,293,502
                                                                                -----------            ------------
Capital lease obligations, net of current portion  ......................         2,451,587               3,792,833
Note payable, net of current portion  ...................................           274,000                 233,333
Deferred tax payable  ...................................................                --               2,126,531
Stockholders' equity:
  Preferred stock, $.005 par value, authorized 2,000,000 shares;
    0 and 0 shares issued in 1997 and 1998 respectively
  Common stock, $.005 par value, authorized 20,000,000 shares;
    5,458,827 and 8,538,345 shares issued in 1997 and 1998,
    respectively; 5,451,739 and 8,224,657 shares outstanding in
    1997 and 1998  ......................................................            27,294                  42,690
  Additional paid-in capital  ...........................................        33,893,774             120,904,861
  Retained earnings  ....................................................         5,148,077              12,095,622
  Accumulated other comprehensive income (loss)  ........................           (83,881)                (48,602)
                                                                                -----------            ------------
                                                                                 38,985,264             132,994,571
  Less:
     Cost of 7,088 and 313,688 shares of common stock held in
     treasury in 1997 and 1998, respectively  ...........................              (100)             (7,908,841)
     Deferred compensation  .............................................          (676,033)               (498,762)
  Commitments and contingencies
                                                                                -----------            ------------
        Total stockholders' equity  .....................................        38,309,131             124,586,968
                                                                                -----------            ------------
        Total liabilities and stockholders' equity  .....................       $46,342,293            $150,033,167
                                                                                ===========            ============

          See accompanying notes to consolidated financial statements.

                          IMPATH INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1996, 1997 and 1998

                                                                    1996            1997             1998
                                                                -----------      -----------      -----------
Revenues:
  Net diagnostic and prognostic services  ...................   $21,755,193      $36,821,738      $53,183,356
  Biopharmaceutical services  ...............................       210,270          241,743        1,685,984
  Tumor registry services  ..................................            --               --        1,390,106
                                                                -----------      -----------      -----------
     Total revenues  ........................................    21,965,463       37,063,481       56,259,446
                                                                -----------      -----------      -----------
Operating expenses:
  Salaries and related costs  ...............................     9,432,397       15,056,221       21,532,443
  Selling, general and administrative  ......................     9,108,232       14,701,081       22,713,156
  Depreciation and amortization  ............................       786,852        1,521,251        3,492,482
                                                                -----------      -----------      -----------
     Total operating expenses  ..............................    19,327,481       31,278,553       47,738,081
                                                                -----------      -----------      -----------
     Income from operations  ................................     2,637,982        5,784,928        8,521,365
Interest income  ............................................       506,086          677,109        3,661,063
Interest expense  ...........................................      (224,112)        (339,903)        (659,078)
Gains on marketable securities, net  ........................       747,903          379,001               --
                                                                -----------      -----------      -----------
     Income before income tax expense  ......................     3,667,859        6,501,135       11,523,350
Income tax expense  .........................................     1,620,309        2,851,936        4,575,805
                                                                -----------      -----------      -----------
     Net income  ............................................     2,047,550        3,649,199        6,947,545
Accrued dividends on preferred stock  .......................       (82,346)              --               --
                                                                -----------      -----------      -----------
Net income available to common stockholders  ................   $ 1,965,204      $ 3,649,199      $ 6,947,545
                                                                ===========      ===========      ===========
Per common and common equivalent share:
Basic:
  Net income per common share  ..............................   $      0.41      $      0.68            $0.91
                                                                ===========      ===========      ===========
  Weighted average common shares outstanding  ...............     4,961,000        5,398,000        7,635,000
                                                                ===========      ===========      ===========
Dilutive:
  Net income per common share--assuming dilution  ...........   $      0.38      $      0.63            $0.87
                                                                ===========      ===========      ===========
  Weighted average common and common equivalent
    shares outstanding--assuming dilution  ..................     5,404,000        5,809,000        8,002,000
                                                                ===========      ===========      ===========

         See accompanying notes to consolidated financial statements.

                         IMPATH INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years ended December 31, 1996, 1997 and 1998


                                                                              Nonredeemable           Additional    Accumulated
                                                                              -------------           ----------    -----------
                                                                               Convertible              Paid-in      (deficit)
                                                                               -----------              -------      --------
                                                     Common stock            Preferred stock            Capital       retained
                                                     ------------            ---------------            -------       --------
                                                  Shares      Amount      Shares        Amount        (deficiency)    earnings
                                                  ------      ------      ------        ------        ------------    --------
Balance at December 31, 1995  ...............     455,007    $ 2,275     7,192,724    $ 6,565,285     $    11,447    $ (548,672)
Common shares issued upon exercise of
  stock options  ............................      75,846        379            --             --         124,302            --
Accrual of preferred stock dividends on
  redeemable preferred stock  ...............          --         --            --             --         (82,346)           --
Conversion of redeemable preferred stock
  into common stock  ........................   2,548,933     12,745    (7,192,724)    (6,565,285)      6,552,540            --
Common shares issued in the initial public
  offering  .................................   2,242,500     11,212            --             --      25,726,054            --
Compensation associated with issuance
  of options to non-employees  ..............          --         --            --             --          25,263            --
Amortization of deferred compensation  ......          --         --            --             --              --            --
Repayments of loans to stockholders  ........          --         --            --             --              --            --
Net income for the year ended
  December 31, 1996  ........................          --         --            --             --              --     2,047,550
                                                ---------    -------    ----------    -----------     -----------    ----------
Balance at December 31, 1996  ...............   5,322,286     26,611            --             --      32,357,260     1,498,878
Common shares issued upon exercise of
  stock options  ............................     125,357        627            --             --         474,862            --
Common shares issued upon exercise of
  warrants  .................................      11,184         56            --             --          39,086            --
Compensation associated with issuance of
  options to non-employees  .................          --         --            --             --         679,752            --
Issuance of options related to Immunopath
  acquisition  ..............................          --         --            --             --         191,218            --
Tax benefit related to stock option
  exercises  ................................          --         --            --             --         171,531            --
Repayment of officer loans  .................          --         --            --             --              --            --
Amortization of deferred compensation  ......          --         --            --             --         (19,935)           --

Comprehensive income:
Change in unrealized net depreciation of
  securities  ...............................          --         --            --             --              --            --
Net income for the year ended December 31,             --         --            --             --              --     3,649,199
  1997  .....................................   ---------    -------    ----------    -----------     -----------    ----------

Total comprehensive income  .................
Balance at December 31, 1997  ...............   5,458,827     27,294            --             --      33,893,774     5,148,077


                                                Accumulated
                                                -----------
                                                   other                   Notes
                                                   -----                   -----
                                               comprehensive             receivable      Deferred
                                               -------------             ----------      --------
                                                  income      Treasury     from           compen-
                                                  ------      -------      -----          -------
                                                 (expense)     stock    stockholders      sation         Total
                                                 ---------     -----    ------------      ------         -----
Balance at December 31, 1995  ...............   $      --      $(100)     $(31,335)    $ (343,907)    $ 5,654,993
Common shares issued upon exercise of
  stock options  ............................          --         --            --             --         124,681
Accrual of preferred stock dividends on
  redeemable preferred stock  ...............          --         --            --             --         (82,346)
Conversion of redeemable preferred stock
  into common stock  ........................          --         --            --             --              --
Common shares issued in the initial public
  offering  .................................          --         --            --             --      25,737,266
Compensation associated with issuance
  of options to non-employees  ..............          --         --            --             --          25,263
Amortization of deferred compensation  ......          --         --            --        127,584         127,584
Repayments of loans to stockholders  ........          --         --         2,914             --           2,914
Net income for the year ended
  December 31, 1996  ........................          --         --            --             --       2,047,550
                                                ---------    -------    ----------    -----------     -----------
Balance at December 31, 1996  ...............          --       (100)      (28,421)      (216,323)     33,637,905
Common shares issued upon exercise of
  stock options  ............................          --         --            --             --         475,489
Common shares issued upon exercise of
  warrants  .................................          --         --            --             --          39,142
Compensation associated with issuance of
  options to non-employees  .................          --         --            --       (679,752)             --
Issuance of options related to Immunopath
  acquisition  ..............................          --         --            --             --         191,218
Tax benefit related to stock option
  exercises  ................................          --         --            --             --         171,531
Repayment of officer loans  .................          --         --        28,421             --          28,421
Amortization of deferred compensation  ......          --         --            --        220,042         200,107

Comprehensive income:
Change in unrealized net depreciation of
  securities  ...............................     (83,881)        --            --             --         (83,881)
Net income for the year ended December 31,
  1997  .....................................          --         --            --             --       3,649,199
                                                ---------    -------    ----------    -----------     -----------
Total comprehensive income  .................                                                           3,565,318
Balance at December 31, 1997  ...............     (83,881)      (100)           --       (676,033)     38,309,131

                                                                     (Continued)

                          IMPATH INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--(Continued)

                  Years ended December 31, 1996, 1997 and 1998

                                                                              Nonredeemable
                                                                              -------------
                                                                               convertible
                                                                               -----------
                                                   Common stock              preferred stock            Paid-in     Accumulated
                                                   ------------              ---------------            -------     -----------
                                               Shares         Amount        Shares       Amount         capital       earnings
                                               ------         ------        ------       ------         -------       --------
Balance at December 31, 1997  ................. 5,458,827    $27,294              --            --   $ 33,893,774   $ 5,148,077
Common shares issued upon exercise of stock                                       --            --
   options  ...................................   198,207        990                                      814,120            --
Common shares issued upon exercise of                                             --            --
   warrant  ...................................    29,331        146                                      102,660            --
Common shares issued upon secondary offering,                                     --            --                           --
    net  ...................................... 2,300,000     11,500                                   71,437,994
Common shares issued upon acquisition of                                          --            --                           --
    Physicians Choice, Inc. (PCI)..............     1,980         10                                       49,990
Compensation associated with issuance of                                          --            --
   options to non-employees  ..................        --         --                                       80,462            --
Common shares issued upon acquisition of                                          --            --
    Medical Registry Service, Inc. (MRS)  .....   550,000      2,750                                   13,747,250            --
Repurchase of common shares  ..................        --         --              --            --             --            --
Amortization of deferred compensation  ........        --         --              --            --             --            --
Tax benefit related to stock option exercises..        --         --              --            --        778,611            --
Comprehensive income:
Change in unrealized net depreciation of
    securities  ...............................        --         --              --            --             --            --
Net income for the year ended December 31,
   1998  ......................................        --         --              --            --             --     6,947,545
                                                ---------    -------  --------------  ------------   ------------  ------------
Total comprehensive income.....................

Balance at December 31, 1998  ................. 8,538,345    $42,690              --            --   $120,904,861   $12,095,622
                                                =========    =======  ==============  ============   ============  ============

                                                           Accumulated                      Deferred
                                                           -----------                      --------
                                                       Other comprehensive     Treasury      compen-
                                                       -------------------     --------      -------
                                                        income (expenses)        stock       sation       Total
                                                        -----------------        -----       ------       -----
Balance at December 31, 1997  .................                  $(83,881)          $(100)  $(676,033)  $ 38,309,131
Common shares issued upon exercise of stock
   options  ...................................                        --              --          --        815,110
Common shares issued upon exercise of
   warrant  ...................................                        --              --          --        102,806
Common shares issued upon secondary offering,                          --              --          --
    net  ......................................                                                           71,449,494
Common shares issued upon acquisition of                               --              --          --
    Physicians Choice, Inc. (PCI)..............                                                               50,000
Compensation associated with issuance of
   options to non-employees  ..................                        --              --     (80,462)            --
Common shares issued upon acquisition of
    Medical Registry Service, Inc. (MRS)  .....                        --              --          --     13,750,000
Repurchase of common shares  ..................                        --      (7,908,741)         --     (7,908,741)
Amortization of deferred compensation  ........                        --              --     257,733        257,733
Tax benefit related to stock option exercises..                        --              --          --        778,611
Comprehensive income:
Change in unrealized net depreciation of
    securities  ...............................                    35,279              --          --         35,279
Net income for the year ended December 31,
   1998  ......................................                        --              --          --      6,947,545
                                                        -----------------   -------------   ---------   ------------
Total comprehensive income.....................                                                            6,982,824

Balance at December 31, 1998  .................                  $(48,602)    $(7,908,841)  $(498,762)  $124,586,968
                                                        =================   =============   =========   ============

          See accompanying notes to consolidated financial statements.

                          IMPATH INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1996, 1997 and 1998

                                                                                       1996           1997          1998
                                                                                   ------------   -----------   ------------
Cash flows from operating activities:
  Net income  ..................................................................   $  2,047,550   $ 3,649,199   $  6,947,545
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization  ...........................................        786,852     1,521,251      3,492,482
      Provision for uncollectible accounts receivable  .........................      2,434,511     4,390,581      6,100,789
      Deferred taxes  ..........................................................       (854,285)    1,305,858       (395,164)
      Non-cash compensation  ...................................................        152,847       200,107        257,733
      Changes in assets and liabilities (net of the effects from acquisitions of business):
        Increase in accounts receivable, net  ..................................     (5,686,947)   (8,803,998)   (13,683,381)
        Increase in prepaid expenses and other current assets  .................       (251,238)     (455,227)      (718,396)
        (Increase) decrease in deposits and other non-current assets  ..........        (18,917)     (235,289)       130,676
        (Decrease) increase in accounts payable/accrued expenses  ..............       (381,951)     (381,729)     2,073,948
        Decrease in construction payments payable  .............................             --            --     (1,542,199)
        Increase (decrease) in income taxes payable  ...........................        613,778      (362,568)    (1,137,890)
        Increase in deferred revenues  .........................................             --            --        196,210
                                                                                   ------------   -----------   ------------
Net cash provided by (used in) operating activities  ...........................     (1,157,800)      828,185      1,722,353
                                                                                   ------------   -----------   ------------

Cash flows from investing activities:
  (Purchases) of marketable securities  ........................................    (23,395,398)   (1,122,368)   (49,989,700)
  Sales/maturities of marketable securities  ...................................             --    10,481,737     34,005,671
  Acquisitions of businesses, net of cash acquired  ............................       (800,000)   (6,185,030)    (2,775,393)
  Capital expenditures  ........................................................       (434,324)   (4,063,195)    (9,491,394)
                                                                                   ------------   -----------   ------------
Net cash (used in) investing activities  .......................................    (24,629,722)     (888,856)   (28,250,816)
                                                                                   ------------   -----------   ------------

Cash flows from financing activities:
  Issuance of common stock  ....................................................     25,861,947       514,631        917,916
  Decrease in registration costs  ..............................................        746,462            --             --
  Payment of dividends on preferred stock  .....................................       (560,346)           --             --
  Repurchase of common stock  ..................................................             --            --     (7,908,741)
  Proceeds of secondary offering, net of registration costs  ...................             --            --     71,449,494
  (Repayments) proceeds from bank loans  .......................................       (283,333)           --     10,000,000
  Payments of notes payable  ...................................................             --            --       (863,752)
  Payments of capital lease obligations  .......................................       (550,914)   (1,098,999)    (1,835,734)
  Repayments of loans to stockholders  .........................................          2,914        28,421             --
                                                                                   ------------   -----------   ------------
Net cash provided by (used in) financing activities  ...........................     25,216,730      (555,947)    71,759,183
                                                                                   ------------   -----------   ------------

Net increase (decrease) in cash and cash equivalents  ..........................       (570,792)     (616,618)    45,230,720
Cash and cash equivalents at beginning of period  ..............................      1,512,695       941,903        325,285
                                                                                   ------------   -----------   ------------
Cash and cash equivalents at end of period  ....................................   $    941,903   $   325,285   $ 45,556,005
                                                                                   ============   ===========   ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes  ................................   $  1,941,013   $ 1,771,044   $  6,108,858
                                                                                   ============   ===========   ============
  Cash paid during the period for interest  ....................................   $    224,112   $   339,963   $    581,278
                                                                                   ============   ===========   ============
  Fixed assets acquired pursuant to capital leases  ............................   $  1,417,569   $ 2,638,364   $  3,577,065
                                                                                   ============   ===========   ============
  Note payable related to acquisition of business  .............................   $         --   $   974,000   $  1,395,000
                                                                                   ============   ===========   ============
  Accrual of dividends on preferred stock  .....................................   $     82,346   $        --   $         --
                                                                                   ============   ===========   ============
  Common stock issued for acquisitions  ........................................   $         --   $        --   $ 13,800,000
                                                                                   ============   ===========   ============

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

     Diagnostic and prognostic analytical services to hospitals, medical centers, clinical laboratories and physicians; and

     Monoclonal antibody and molecular probe characterization services to biotechnology companies and other researchers; and

     Licensing of tumor registry software to community hospitals and state agencies.

  The Company submits its invoices for diagnostic and prognostic analytical services to its clients, primary and secondary insurers, or individual patients. The Company does not require collateral from its clients as security for payment of its invoices.


(2)  Significant Accounting Policies

 (a) Cash Equivalents

  Cash equivalents consist principally of money market funds at December 31, 1997 and 1998. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cost approximates fair market value for these instruments.

 (b) Marketable Securities

  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 through September 30, 1997 the Company's investments (consisting primarily of government and corporate fixed income securities) were classified as trading securities and were stated at fair market value at each balance sheet date with unrealized gains, net, in the amount of $80,720 for the year ended December 31, 1996 (and unrealized gains, net, of $404,970 for the nine-month period ended September 30, 1997) reported in the accompanying consolidated statements of operations. Effective October 1, 1997, due to a change in the Company's investment strategy, the portfolio of securities are now considered available for sale as prescribed by SFAS No. 115. As a result, unrealized depreciation since October 1, 1997 is recorded as an accumulated other comprehensive income (expense) in stockholders' equity, net of related deferred taxes. At December 31, 1997 and 1998, the Company's marketable securities were again primarily government, municipal and corporate fixed income securities. At December 31, 1998, approximately $23 million of the securities are redeemable in one to two years (of which approximately $17.5 million are corporate fixed income securities, $5.0 million are municipal securities and $500,000 are government securities), and approximately $7 million are due between three to four years (of which approximately $6.5 million are corporate fixed income securities and $500,000 are government securities).

                          IMPATH INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 (c) Fixed Assets

  Fixed assets are stated at cost. Depreciation of furniture, fixtures, laboratory equipment and personal computers is provided over their estimated useful lives (which range from three to seven years) using the straight-line method, and leasehold improvements are being amortized over the shorter of the related lease term or the lives of the improvements using the straight-line method. Software development costs primarily represent external costs capitalized for software developed to meet the specific needs of the Company. These costs are being amortized over a five- to seven-year period using the straight-line method. Effective January 1, 1998, the Company adopted the provisions of AICPA statement of position 98-1 "Accounting for Software Costs". The adoption of the statement resulted in approximately $500,000, or approximately $0.04 per diluted share after taxes, of internal payroll costs being capitalized in 1998 as they related directly to system implemenation.

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

  Revenue from the license of tumor registry software is deferred and recognized on a straight-line basis over the term of the agreement. All license agreements have support and maintenance obligations by the Company.

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

 (e) Intangible Assets

  Goodwill, which represents the excess of purchase price over fair value of identifiable net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Other acquired intangibles, the majority being customer lists, are being amortized over their estimated useful lives of between five to twenty years.

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

                          IMPATH INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

  The calculation of shares used in computing net income per common share for both the basic and dilutive calculations has included all series of mandatory redeemable preferred stock assuming conversion into shares of common stock from their respective original dates of issuance. For periods prior to the Company's IPO, net income per common share--assuming dilution is based on the weighted average number of shares of common stock outstanding including common equivalent shares from stock options and warrants. All stock options and warrants issued during the one-year period prior to the IPO at prices below the anticipated IPO price are presumed to have been issued in contemplation of the IPO and have been included in the calculation of net income per common share as if they were outstanding for all periods presented.

                         IMPATH INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Following is a reconciliation of the shares used in calculating basic and dilutive net income per common share (net income available to common stockholders as reported is the numerator in each calculation):

                                                                 1996         1997         1998
                                                              ---------    ---------    ---------
  Weighted average common shares outstanding  .............   4,536,000    5,398,000    7,635,000
  Effect of assumed conversion of preferred stock  ........     425,000           --           --
                                                              ---------    ---------    ---------
  Weighted average common and common equivalent
    shares outstanding  ...................................   4,961,000    5,398,000    7,635,000
  Effect of dilutive securities--options  .................     443,000      411,000      367,000
                                                              ---------    ---------    ---------
  Weighted average common and common equivalent
    shares outstanding--assuming dilution  ................   5,404,000    5,809,000    8,002,000
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

 (l) Long-Lived Assets

  The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount on fair value less costs to sell.

 (m) Comprehensive Income


  On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.


(3) Fair Value of Financial Instruments

  SFAS No. 107,"Disclosure about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

  The carrying amounts of all financial instruments except investments in marketable securites approximate fair value because of the short maturity of those instruments. Fair values of investments in marketable securities are based on quoted market prices.

                          IMPATH INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(4) Accounts Receivable

  In accordance with Generally Accepted Accounting Principles ("GAAP") and consistent with healthcare industry practices, IMPATH presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of December 31, 1997 and 1998.



                                                              1997                   1998
                                                              ----                   ----
Gross accounts receivable                                  $21,854,353           $ 35,138,046
Allowance for doubtful accounts                             (4,760,117)            (3,958,235)
Contractual allowance reserve                               (5,146,007)           (11,560,360)
                                                           -----------           ------------
                                                           $11,948,229           $ 19,619,451
                                                           ===========           ============

  Accounts receivable, by payor class, as a percentage of total net receivables at December 31, 1997 and 1998 are as follows:

                                                             1997      1998
                                                             ----      ----
  Medicare  ..............................................     17%       12%
  Commercial insurance  ..................................     42        44
  Hospitals, clinics and other institutions  .............     24        25
  Patients  ..............................................     17        19
                                                             ----      ----
                                                              100%      100%
                                                             ====      ====

(5)   Fixed Assets

  At December 31, 1997 and 1998, fixed assets consist of the following:

                                                               1997          1998
                                                           -----------   -----------
  Personal computers  .................................    $ 2,150,760   $ 4,571,227
  Software development costs  .........................      3,937,576    10,508,280
  Furniture, fixtures and laboratory equipment  .......      3,402,770     5,990,837
  Leasehold improvements  .............................        764,202     5,316,091
  Construction in progress  ...........................      2,953,006             -
                                                           -----------   -----------
                                                            13,208,314    26,386,435
  Less accumulated depreciation and amortization  .....      2,732,739     5,146,551
                                                           -----------   -----------
                                                           $10,475,575   $21,239,884
                                                           ===========   ===========

  Included in the above at December 31, 1997 and 1998 are gross assets under capital leases of approximately $5,532,841 and $9,109,906, respectively, and the related accumulated amortization at such dates is approximately $1,500,515 and $2,427,255, respectively.

                         IMPATH INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(6)  Acquisitions

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

     The acquisitions of Immunodiagnostic, GenCare and Aeron all have an individual contingent purchase price arrangement based on the future operating results of the respective business. Such payments could range up to approximately $1,000,000 and bear interest at 9% per annum.

     The aggregate acquisitions in 1997 were all treated as purchases with the results of operations of each transaction being included in the consolidated results from the respective acquisition date. The incremental operating results were not material to the results of operation of the Company. The purchase prices represented primarily payments for customer lists, which are included in intangible assets on the accompanying consolidated balance sheets and will be amortized over periods of up to fifteen years.

     In July 1998 the Company purchased certain assets of Biologic & Immunologic Science Laboratories, Inc. (BIS), a privately held cancer diagnostics company based in Reseda, California for $3.6 million. The terms provided for an initial payment of $2,000,000, and $800,000 payable in three equal semi-annual installments beginning December 1998, after which another $800,000 is payable in three equal semi-annual installments contingent on previously established revenue targets with interest accruing at 8% per annum.

     In August 1998 the Company acquired Medical Registry Services, Inc. (MRS) for the issuance of 550,000 shares of IMPATH Inc. common stock valued at $13,750,000. After the consideration of certain other expenses related to the acquisition and after recording net tangible assets of MRS, the Company recorded approximately $17.3 million in intangibles (includes approximately $12 million of goodwill). MRS is a leading developer and marketer of cancer registry software products that are currently utilized in over 400 hospitals throughout the United States. The products are used to collect and manage critical diagnostic, treatment, follow-up and outcomes data on cancer patients.

     MRS's revenues are derived from licensing fees paid by hospitals utilizing its proprietary tumor registry software. Had the MRS acquisition been effected as a purchase as of the beginning of 1998 and 1997, respectively, the following unaudited proforma results would have been reflected for the year ended December 31, 1997 and 1998.

                         IMPATH INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


                                                                           1997                            1998
                                                                           ----                            ----
Revenues                                                               $40.5 million                   $59.1 million
Net income                                                              $3.0 million                    $6.6 million
Net income per common share-assuming dilution                            $     0.47                     $     0.79
                                                                         ----------                      ----------
Weighted average share-assuming dilution                                  6,359,000                       8,369,000
                                                                         ==========                      ==========

These proforma results are not neccesarily indicitive of the results that would have actually occurred had the transaction been completed at that time.

On September 2, 1998 the Company acquired Physicians Choice, Inc. (PCI) for the sum of $1.0 million, with $400,000 payable immediately and an additional $400,000 payable in four equal semi-annual installments beginning March 1999 with interest accruing at 8% per annum. In addition, the terms provided for an issuance of $200,000 in IMPATH Inc. common stock. An initial 1,980 shares ($50,000 FMV) of common stock were issued on September 2, 1998, with the remaining shares to be issued in three equal annual installments beginning September 2, 1999.

The aforementioned acquisitions will all be accounted for using the purchase method with results of operations of the respective entities being included with the results of the Company since the acquisition date.

The excess of the purchase price over the net assets acquired on both the BIS and PCI acquisitions principally relate to customer lists, which are included in intangible assets on the accompany December 31, 1998 balance sheet and will be amortized over periods of up to fifteen years. The excess of the purchase price over the net assets acquired for the MRS purchase primarily relates to the customer list, trade name, software and goodwill which are included in intangible assets on the accompanying December 31, 1998 balance sheet and will be amortized over periods of 5 to 20 years. Had the BIS and PCI acquisitions described above been effected as of the beginning of 1998, the Company's operating results would not have been materially different.


(7)  Accrued Expenses

     Accrued expenses are comprised of the following as of December 31, 1997 and 1998:

                                         1997                    1998
                                         ----                    -----
  Salaries and related costs  .......  $345,000                $  756,000
  Other accrued expenses  ...........   383,353                 1,063,752
                                       --------                ----------
                                       $728,353                $1,819,752
                                       ========                ==========


(8)  Indebtedness

     The Company increased its line of credit to an aggregate amount of $10,000,000 with Fleet Bank. Borrowing under the line will bear interest at LIBOR plus 2.25%. In December 1998, the Company drew $10,000,000 against such line. Approximately $4.5 million was repaid in January 1999, with the remainder paid in full during February 1999. The line of credit has certain financial covenants for which the Company was in compliance with at December 31, 1998.

                         IMPATH INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(9)  Stockholders' Equity

   (a) Common Stock

     On October 13, 1995, the Board of Directors authorized the Company to file a registration statement with the Securities and Exchange Commission to register shares of its common stock in connection with an initial public offering. Such offering was consummated on February 26, 1996 for a total of 2,242,500 common shares at an offering price of $13 per share. The net proceeds to the Company amounted to approximately $25,737,000. In March 1998, the Company raised approximately $71,000,000 of additional capital through an underwritten secondary public offering of 2,300,000 common shares of stock.

   (b) Treasury Stock

     In December 1998, the Company initiated a share buyback program to acquire up to $25,000,000 worth of stock. As of December 31, 1998, the Company acquired 306,600 shares of common stock for approximately $7.9 million.

   (c) Preferred Stock

     Effective February 10, 1995, the Company sold 1,612,904 shares of its 8% Series D Convertible Participating Preferred Stock and warrants to purchase 42,529 shares of its common stock at $3.50 per share for an aggregate sales price of $2,000,000 (before issuance costs). The warrants are exercisable for a period of six years. In 1997, 11,184 of such warrants were exercised and in 1998 another 29,331 were exercised. The holders of this preferred stock had the right to convert their shares into shares of common stock, subject to certain adjustments. Concurrent with the issuance of the 8% Series D Convertible Participating Preferred Stock and common stock warrants, the terms of the outstanding Series A, B and C Redeemable Preferred Stock were revised, resulting in the elimination of all previously existing redemption rights, elimination of all previously accrued dividends in the amount of $1,799,909 and a change in the future dividend rate from 9% to 8%.

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

                         IMPATH INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 (d) Stock Option Plans

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

     In April 1997, the Company adopted the IMPATH Inc. 1997 Long-Term Incentive Plan (the "Incentive Plan"), which provides for granting to certain key employees of the Company, directors and consultants, options to purchase up to 300,000 shares of common stock. Options granted are exercisable over a period not to exceed ten years and generally vest over four years. Options to purchase 79,000 shares were granted to consultants under the Incentive Plan in 1997. Options to purchase 69,000 shares were granted to consultants under the Incentive Plan in 1998. Compensation cost will be amortized per these grants over the vesting period of the options.

     The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123 in the Statement.

     The per share weighted-average fair value of stock options granted during 1996, 1997 and 1998 was $8.10, $14.88 and $16.68, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996--expected dividend yield 0%, risk-free interest rate of 7.0%, expected volatility 60% and an expected life of 7 years; 1997--expected dividend yield 0%, risk-free interest rate of 7.0%, expected volatility of 60% and an expected life of 7 years; 1998--expected dividend yield 0%, risk-free interest rate of 7.0%, expected volatility of 60% and an expected life of 7 years.

     The Company applies APB Opinion No. 25 in accounting for its options and, accordingly, no compensation cost has been recognized for its stock options issued at exercise prices equal to the fair market value of the stock on the grant date, with the exception of certain stock options issued in 1996 through 1998 to nonemployees as previously described.

                         IMPATH INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                            1996            1997            1998
                                                                         ----------      ----------      ----------
  Net income available to common stockholders........  As reported       $2,047,550      $3,649,199      $6,947,545
                                                       Pro forma         $1,903,858      $3,211,328      $5,879,393

  Net income per share--assuming dilution............  As reported       $     0.38      $     0.63      $     0.87
                                                       Pro forma         $     0.37      $     0.55      $     0.73


  Pro forma net income reflects only options granted in 1995 through 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

  The following is a summary of option activity during the years ended December 31, 1996, 1997 and 1998:

                                                                                 Weighted
                                                        Shares                    average
                                                        under          Price      exercise
                                                       options       Range ($)   price ($)
                                                     ------------  ------------- ----------
  Options outstanding at December 31, 1995  .........   533,357       0.28-8.00      2.57
  Granted  ..........................................   247,077     11.13-18.38     14.05
  Exercised  ........................................   (75,846)     0.28-13.00      1.66
  Canceled  .........................................   (14,962)     2.15-13.00      5.62
                                                       --------
  Options outstanding at December 31, 1996  .........   689,626      0.28-18.38      6.72
  Granted  ..........................................   342,612     17.25-31.38     23.12
  Exercised  ........................................  (125,357)     0.28-25.25      3.84
  Canceled  .........................................   (28,705)     2.54-25.25     16.53
                                                       --------
  Options outstanding at December 31, 1997  .........   878,176      0.28-31.38     13.21
  Granted  ..........................................   189,698     20.50-37.25     25.47
  Exercised  ........................................  (198,207)     0.28-26.88      4.29
  Canceled  .........................................   (41,399)     2.54-31.88     22.20
                                                       --------
  Options outstanding at December 31, 1998  .........   828,268      0.28-37.25     17.70
                                                       ========     ===========     =====

                         IMPATH INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The following table summarizes information about stock options outstanding and exercisable as of December 31, 1998:


                                 Weighted
                                -----------
                       Number     average    Weighted    Number    Weighted
                    ----------- -----------  ---------  ---------  ---------
   Range of             out-     remaining    average   exercis-    average
--------------      ----------- -----------  ---------  ---------  ---------
   exercise         standing at contractual  exercise    able at   exercise
--------------      ----------- -----------  ---------  ---------  ---------
    Prices            12/31/98     life        price     12/31/98    price
--------------      ----------- -----------  ---------  ---------  ---------
  $  0.28-0.34             887    2.3 years     $ 0.33        887     $ 0.33
          0.56           1,773   2.31 years       0.56      1,773       0.56
    2.12- 3.50         147,043   5.68 years       3.05    135,278       3.01
    8.00-12.63          41,208   7.32 years      10.25     14,145       9.05
   13.00-13.75         102,905   7.06 years      13.07     56,523      13.06
   16.75-18.38          97,677   7.87 years      17.19     43,640      17.19
   18.50-24.75         208,117   8.99 years      21.39     53,085      20.15
   25.13-26.88         163,058   8.97 years      26.87     39,560      26.88
   27.25-31.38          50,400   9.44 years      27.91      6,802      28.09
   32.13-35.50           8,200   9.74 years      32.87        380      33.99
   36.88-37.25           7,000   9.31 years      36.99      1,062      37.00
                      --------                           --------
    0.28-37.25         828,268                            353,135
   ===========        ========                           ========

  At December 31, 1998, the Company had 852,934 shares reserved for options and warrants outstanding, as well as future option grants.


(10)   401(k) Retirement Savings Plan

     Effective June 1, 1995, the Company adopted the IMPATH Inc. 401(k) Retirement Savings Plan (the "Plan") benefiting certain employees. Employees who are over the age of 21 and have completed six months of service are eligible for voluntary participation in the Plan. Employees may contribute 1% to 20% of their total salaries on a before tax basis, and the Company will match up to 50% of the first 4% of employee contributions. Plan participants who were employees as of June 1, 1996 are 100% vested in all contributions. Any employees hired subsequent to June 1, 1996 are 100% vested in their own contributions and will become vested in employer contributions over a three-year period. Employer contributions for the year ended December 31, 1996, 1997 and 1998 were $50,990, $70,439 and $133,842, respectively.

                         IMPATH INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(11)   Income Taxes

      The components of the provision (benefit) for income taxes for 1996, 1997 and 1998 are as follows:

                                                          1996         1997          1998
                                                      ------------  -----------  ------------
      Current:
         Federal  ...................................  $1,566,987    $  972,484   $3,345,462
         State and local  ...........................     907,607       573,594    1,625,507
                                                       ----------    ----------   ----------
                                                        2,474,594     1,546,078    4,970,969
                                                       ----------    ----------   ----------
      Deferred:
         Federal  ...................................    (541,047)    1,015,667     (255,671)
         State and local  ...........................    (313,238)      290,191     (139,493)
                                                       ----------    ----------   ----------
                                                         (854,285)    1,305,858     (395,164)
                                                       ----------    ----------   ----------
                                                       $1,620,309    $2,851,936   $4,575,805
                                                       ==========    ==========   ----------

      Deferred tax components at December 31, 1997 and 1998 are as follows:

                                                1997            1998
                                           --------------  --------------
      Assets:
      Allowance for doubtful accounts  ..      $      --     $   405,035
      Deferred compensation  ............        169,882         244,110
      Depreciation  .....................        263,359              --
      Deferred revenue  .................             --         640,000
                                               ---------     -----------
                                                 433,241       1,289,145
      Liabilities:
      Intangible assets - acquisitions...             --      (1,880,531)
      Other..............................       (379,814)       (200,554)
                                               ---------     -----------
                                                (379,814)     (2,081,085)
                                               ---------     ===========

      Deferred tax assets (liabilities),       $  53,427     $  (791,940)
       net  .............................      =========     ===========

      Management of the Company believes that it is more likely than not that future tax benefits will be realized as a result of the recent operating performance of the Company.

      A reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended December 31, 1996, 1997 and 1998 follows:

                                                                   1996       1997       1998
                                                                 ---------  ---------  ---------
      Federal statutory income tax rate  .........................   34.0%      34.0%      35.0%
      State and local taxes, net of Federal income tax benefit  ..   10.7       10.2        7.3
      Tax exempt interest income..................................     --         --       (2.9)
      Change in valuation allowance  .............................   (2.3)        --         --
      Other  .....................................................    1.8       (0.3)       0.3
                                                                     ----       ----       ----
                                                                     44.2%      43.9%      39.7%
                                                                     ====       ====       ====

  The Company recognized a tax benefit for stock options exercised as a reduction in taxes payable and a corresponding increase in additional paid in capital totaling $171,531 and $778,611 in 1997 and 1998, respectively.

                         IMPATH INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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


  The present value of future minimum lease payments (including those cancelable at the Company's option and subject to increases in the Consumer Price Index and real estate taxes) for the capital leases and the future minimum lease payments for operating leases are as follows:

                                                                              Operating         Capital
                                                                              ---------         -------
Year ending December 31,                                                       leases           leases
------------------------                                                       ------           ------
  1999...................................................................    $1,459,496       $ 2,058,408
  2000  .................................................................     1,272,038         2,000,550
  2001  .................................................................       800,728         1,524,807
  2002  .................................................................       679,215           676,084
  2003  .................................................................       665,511             8,811
  Thereafter  ...........................................................     3,807,638                --
                                                                             ----------       -----------
                                                                             $8,684,626         6,268,660
                                                                             ==========
  Less amount representing interest (rates range from 5.75% to 9.75%)....                        (853,461)
                                                                                              -----------
  Present value of minimum lease payments  ..............................                       5,415,199
  Less current portion  .................................................                      (1,622,366)
                                                                                              -----------
                                                                                              $ 3,792,833
                                                                                              ===========

     For the years 1996, 1997 and 1998, rent expense was $749,168, $1,169,763, and $1,272,661 respectively.

(13) Related Party Transactions

     The Company paid $93,112, $128,329 and $104,000 in the years ended December 31, 1996, 1997 and 1998, respectively, to a Director who also performs certain consulting services to the Company.

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

                         IMPATH INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(15)   Quarterly Financial Data (unaudited)
  (dollars in thousands except per share data)



                                                                                 Per Share of  Common Stock
                                                                                          Net Income
                                                                                          ----------
        Quarter                                       Revenues     Net Income      Basic         Diluted
        -------                                       --------     ----------      -----         -------
        1998
        Fourth                                           $16,540        $2,014         $0.24          $0.23
        Third                                             14,571         2,067          0.26           0.25
        Second                                            13,435         1,789          0.23           0.22
        First                                             11,713         1,078          0.18           0.17
-----------------------------------------------------------------------------------------------------------
        Total                                            $56,259        $6,948         $0.91          $0.87
-----------------------------------------------------------------------------------------------------------
        1997
        Fourth                                           $10,605        $1,295         $0.25          $0.22
        Third                                              9,328           923          0.16           0.16
        Second                                             9,285           868          0.16           0.15
        First                                              7,845           563          0.11           0.10
-----------------------------------------------------------------------------------------------------------
        Total                                            $37,063        $3,649         $0.68          $0.63
-----------------------------------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION                               PAGE
------                            -----------                               ----

3.1         Restated Certificate of Incorporation, as amended               *
3.2         Form of Certificate of Amendment regarding authorization        *
            of additional preferred stock
3.3         By-laws                                                         *
4.1         Regulation Rights Agreement dated February 10, 1995 among       *
            IMPATH Inc. and certain of its shareholders                     *
10.1        Master Lease Agreement dated April 11, 1995 between IMPATH      *
            Inc. and Financing For Science International, Inc.
10.2        Employment letter dated October 26, 1993 between Bruce C.       *
            Horten, M.D., and IMPATH Inc.
10.3        Employment letter dated March 7, 1994 between John P.           *
            Gandolfo and IMPATH Inc.
10.4        Space Lease dated August 29, 1988, as amended, between          *
            166 East 61st Street Associates and IMPATH Inc. (formerly
            known as BioPath, Inc.)
10.5        Sublease dated April 1992, between Zeller 1010 Formals,         *
            Inc. and IMPATH Inc.
10.6        Space Lease dated September 27, 1991, as amended, between       *
            166 East 61st Street Associates and IMPATH Inc. (formerly
            known as Impath Laboratories Inc.)
10.7        Assignment and Assumption of Lease Agreement dated August 1,    *
            1990, as amended, between Mitchell Manning Associates, Inc.
            and IMPATH Inc.
10.8        Space Lease Agreement dated April 20, 1995 between OMA Del      *
            Aire Properties and IMPATH Inc. (formerly known as Impath
            Laboratories Inc.)
10.9        Floating Rate Promissory Note in the principal amount of        *
            $300,000 made by IMPATH Inc. in favor of Chemical Bank
10.10       1989 Stock Option Plan                                          *
10.11       Form of Indemnification Agreement with directors                *
10.12       Lease Modification Agreement dated as of April 24, 1995         *
            between 166 East 61st Street Associates and IMPATH Inc.
            (formerly known as Impath Laboratories Inc.)
10.13       Letter Agreement dated December 12, 1997 between Anu D.         **
            Saad, Ph.D., and IMPATH Inc.
10.14       Letter Agreement dated December 12, 1997 between John P.        **
            Gandolfo and IMPATH Inc.
10.15       Letter Agreement dated December 12, 1997 between Bruce C.       **
            Horten, M.D., and IMPATH Inc.
10.16       Letter Agreement dated December 12, 1997 between Moacyr         **
            Da Silva, M.D., and IMPATH Inc.
10.17       Letter Agreement dated December 12, 1997 between Richard P.     **
            Adelson and IMPATH Inc.
10.18       1997 Long Term Incentive Plan                                   ***
10.19       Agreement of Lease dated as of June 26, 1997 between            **
            International Flavors & Fragrances Inc. and IMPATH Inc.
23          Consent of KPMG Peat Marwick LLP
24          Power of Attorney (see "Power of Attorney" in Form 10-K)
27          Financial Data Schedule

--------
* Incorporated by reference to the exhibit of the same number filed with the Registration Statement on Form S-1 of IMPATH Inc. (File No. 33-98916).
** Incorporated by reference to the exhibit of the same number filed with the Annual Report on Form 10-K for the year ended December 31, 1997.
*** Incorporated by reference to Exhibit A to the Proxy Statement of IMPATH Inc. dated April 25, 1997 (File No. 000-27750).