Form 10-Q
period 1999-03-31
IMPATH INC
filed 1999-05-13
CIK 1003114

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended  March 31, 1999
                                       OR
   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             521 West 57th Street
                           NEW YORK, NEW YORK 10019
                                (212) 698-0300
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No______
     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                              OUTSTANDING AT MARCH 31, 1999
-----                              -----------------------------
Common Stock, par value                      7,960,816
$  .005 per share

                                     INDEX

                         IMPATH INC. AND SUBSIDIARIES


                                                                           PAGE NUMBER
                                                                           -----------
Item 1.  Consolidated Financial Statements (Unaudited):


         Consolidated Balance Sheets at March 31, 1999
         and December 31, 1998............................................    3

         Consolidated Statements of Operations for the Three
         Months Ended March 31, 1999 and March 31, 1998...................    4

         Consolidated Statement of Stockholders' Equity for the
         Three Months Ended March 31, 1999................................    5

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1999 and March 31, 1998...................    6


         Notes to Consolidated Financial Statements.......................    7-9

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations..........................    10-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......    13

Signatures................................................................    14

            Item 1.  Consolidated Financial Statements (Unaudited)

                         IMPATH INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)

                                                                  MARCH 31,            DEC. 31,
                                                                    1999                 1998
                            ASSETS                              -----------          -----------
Current assets:
 Cash and cash equivalents                                      $ 26,513,759         $ 45,556,005
 Marketable securities, at market value                           30,610,800           29,971,456
 Accounts receivable, net of allowance for doubtful accounts      23,178,529           19,619,451
 Prepaid expenses                                                    705,706              442,480
 Prepaid taxes                                                       575,798            1,758,407
 Deferred tax assets, net                                          1,334,591            1,334,591
 Other current assets                                              1,999,919            1,306,653
                                                                ------------         ------------
 Total current assets                                             84,919,102           99,989,043

Fixed assets, less accumulated depreciation and amortization      21,838,297           21,239,884
Deposits and other assets                                            203,491              203,491
Intangible assets, net of accumulated amortization                28,160,343           28,600,749
                                                                ------------         ------------
 Total assets                                                   $135,121,233         $150,033,167
                                                                ============         ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of capital lease obligations                   $  1,394,057         $  1,622,366
 Current portion of note payable                                     962,915            1,271,915
 Short term borrowings                                             2,000,000           10,000,000
 Accounts payable                                                  2,148,539            2,713,228
 Deferred revenue                                                  1,943,126            1,866,241
 Accrued expenses                                                  1,467,964            1,819,752
                                                                ------------         ------------
  Total current liabilities                                        9,916,601           19,293,502
                                                                ------------         ------------
Capital lease obligations, net of current portion                  4,394,603            3,792,833
Note payable, net of current portion                                 183,333              233,333
Deferred tax payable                                               2,126,531            2,126,531

Stockholders' equity:
 Common stock                                                         42,953               42,690
 Additional paid-in capital                                      121,100,151          120,904,861
 Retained earnings                                                13,885,685           12,095,622
 Accumulated other comprehensive (loss)                             (112,590)             (48,602)
                                                                ------------         ------------
                                                                 134,916,199          132,994,571

Less:
 Cost of 630,038 and 313,688 shares of common stock
   held in treasury in 1999 and 1998, respectively               (15,976,552)          (7,908,841)
 Deferred compensation                                              (439,482)            (498,762)
                                                                ------------         ------------
 Total stockholders' equity                                      118,500,165          124,586,968
                                                                ------------         ------------
 Total liabilities and stockholders' equity                     $135,121,233         $150,033,167
                                                                ============         ============

See accompanying notes to consolidated financial statements.

                         IMPATH INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                         THREE MONTHS ENDED MARCH 31,
                                                        ------------------------------
                                                             1999            1998
                                                        --------------  --------------
Revenues:
 Net diagnostic and prognostic services                 $  15,733,966   $  11,603,161
 Biopharmaceutical services                                   252,054         109,347
 Tumor registry services                                      984,131               -
                                                        -------------   -------------
  Total revenues                                           16,970,151      11,712,508
                                                        -------------   -------------

Operating expenses:
 Salaries and related costs                                 6,727,322       4,729,622
 Selling, general and administrative                        6,357,057       4,728,647
 Depreciation and amortization                              1,362,453         553,457
                                                        -------------   -------------
  Total operating expenses                                 14,446,832      10,011,726
                                                        -------------   -------------
    Income from operations                                  2,523,319       1,700,782

Interest income                                               670,898         341,138
Interest expense                                             (171,154)       (133,109)
                                                        -------------   -------------

    Income before income tax expense                        3,023,063       1,908,811

Income tax expense                                         (1,233,000)       (830,660)
                                                        -------------   -------------
Net income                                              $   1,790,063   $   1,078,151
                                                        =============   =============


Per common and common equivalent share:
Basic:
 Net income per common share                            $         .22   $         .18
                                                        =============   =============
 Weighted average common and common
 equivalent shares outstanding                              8,041,000       6,011,000
                                                        =============   =============
Diluted:

 Net income per common share-assuming dilution          $         .22   $         .17
                                                        =============   =============
 Weighted average common and common
 equivalent shares outstanding-assuming dilution            8,278,000       6,460,000
                                                        =============   =============

See accompanying notes to consolidated financial statements.

                         IMPATH INC. AND SUBSIDIARIES

                Consolidated Statement of Stockholders' Equity
                       Three Months ended March 31, 1999
                                  (Unaudited)

                                                                                   ACCUMULATED
                                                      ADDITIONAL                       OTHER
                                    COMMON STOCK       PAID-IN         RETAINED    COMPREHENSIVE   TREASURY       DEFERRED
                                --------------------
                                 SHARES      AMOUNT    CAPITAL         EARNINGS       (LOSS)        STOCK       COMPENSATION
                                --------   ---------  ---------      -----------  --------------  ---------   ---------------
Balance at December 31, 1998    8,538,345  $  42,690  $120,904,861   $ 12,095,622    ($48,602)    ($7,908,841)  ($498,762)

Common shares issued upon
 exercise of stock options         52,296        262       194,546
Common shares issued
 upon exercise of warrants            213          1           744
Repurchase of common shares                                                                        (8,067,711)
Amortization of deferred
 compensation                                                                                                      59,280
Comprehensive income(loss):
Change in accumulated
 comprehensive (loss)                                                                 (63,988)
Net income for the period
 ended March 31, 1999                                                   1,790,063

                                ---------   --------  ------------   ------------   ---------    ------------   ---------
Total comprehensive income

                                ---------   --------  ------------   ------------   ---------    ------------   ---------
Balance at March 31, 1999       8,590,854   $ 42,953  $121,100,151   $ 13,885,685   ($112,590)   ($15,976,552)  ($439,482)
                                =========   ========  ============   ============   =========    ============   =========

                                     TOTAL
                                  ------------
Balance at December 31, 1998      $124,586,968

Common shares issued upon
 exercise of stock options             194,808

Common shares issued
 upon exercise of warrants                 745

Repurchase of common shares         (8,067,711)
Amortization of deferred
 compensation                           59,280
Comprehensive income(loss):
Change in accumulated
 comprehensive (loss)                  (63,988)
Net income for the period
 ended March 31, 1999                1,790,063

                                  ------------
Total comprehensive income           1,726,075

                                  ------------
Balance at March 31, 1999         $118,500,165
                                  ============

See accompanying notes to consolidated financial statements.

                         IMPATH INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                                  1999          1998
                                                                            ----------------------------
Cash flows from operating activities:
   Net income                                                                $  1,790,063     1,078,151
    Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                               1,362,453       553,457
    Provision for uncollectible accounts receivable                             1,745,066     1,163,396
    Non-cash compensation                                                          59,280        70,733
         Changes in assets and liabilities:
         (Increase) in accounts receivable                                     (5,304,145)   (2,974,760)
         Decrease in prepaid taxes                                              1,182,609       534,984
         (Increase) in prepaid expenses and current assets                       (956,492)     (212,665)
         Decrease in deposits and other assets                                          -       154,133
         (Decrease) in accounts payable and accrued expenses                     (916,477)     (100,780)

         Increase in deferred revenue                                              76,885             -
                                                                             ------------   -----------
       Total adjustments                                                       (2,750,821)     (811,502)
                                                                             ------------   -----------
Net cash (used in) provided by operating activities                              (960,758)      266,649
                                                                             ------------   -----------
Cash flows from investing activities:
    Purchases of marketable securities                                        (21,206,789)   (7,273,339)
    Sales/maturities of marketable securities                                  20,503,457     3,611,792
    Capital expenditures                                                         (628,790)   (2,307,550)
                                                                             ------------   -----------
Net cash (used in) investing activities                                        (1,332,122)   (5,969,097)
                                                                             ------------   -----------
Cash flows from financing activities:
  Issuance of common stock                                                        195,553       194,098
  Repurchase of common stock                                                   (8,067,711)            -
  Proceeds of secondary offering, net of registration costs                             -    71,716,311
  Payments of capital lease obligations                                          (465,308)     (324,806)
  (Repayment) of bank loans, net                                               (8,000,000)            -
  Payments of Notes Payable                                                      (411,900)            -
                                                                             ------------   -----------
Net cash (used in) provided by financing activities                           (16,749,366)   71,585,603
                                                                             ------------   -----------
Net (decrease) increase in cash and cash equivalents                          (19,042,246)   65,883,155
Cash and cash equivalents at beginning of period                               45,556,005       325,285
                                                                             ------------   -----------
Cash and cash equivalents at end of period                                   $ 26,513,759   $66,208,440
                                                                             ============   ===========

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

In the opinion of IMPATH Inc. (the "Company" or "IMPATH"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the financial information for all periods presented. Results for the interim periods are not necessarily indicative of the results for an entire year and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NET INCOME PER SHARE:

Net income per share, basic is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares from stock options and warrants are included in the computation assuming the related options and warrants had been exercised to the extent their effect is dilutive.

Comprehensive net income is equal to the net income reported adjusted for the unrealized net depreciation of marketable securities, net of related deferred taxes. Comprehensive net income for the three months ended March 31, 1999 and 1998 was $1,726,075 and $1,124,463, respectively.

INVESTMENT:

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company's investments (consisting primarily of government and corporate fixed income securities) were classified as available for sale. As a result, the unrealized depreciation is recorded as a separate component of stockholders' equity, net of related deferred taxes. At March 31, 1999, approximately $27,000,000 of securities with original maturities of three months or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in current assets.

ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS:

In accordance with Generally Accepted Accounting Principles ("GAAP") and consistent with healthcare industry practices, IMPATH presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of March 31, 1999 and December 31, 1998:


                                          March 31, 1999     December 31, 1998
                                        ------------------ ---------------------
Gross accounts receivable ............     $ 41,289,863       $ 35,138,046
Allowance for doubtful accounts ......       (3,745,878)        (3,958,235)
Contractual allowance reserve ........      (14,365,456)       (11,560,360)
                                            ------------       ------------
                                            $ 23,178,529       $ 19,619,451
                                            ============       ============


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

On September 2, 1998 the Company acquired Physician Choice, Inc. ("PCI") for the sum of $1.0 million, with $400,000 payable immediately, an additional $400,000 payable in four equal semi-annual installments beginning March, 1999 with interest accruing at 8% per annum and $200,000 payable in IMPATH common stock. An initial 1,980 shares of common stock, having a fair market value of $50,000, were issued on September 2, 1998, with the remaining shares to be issued in three equal annual installments beginning September 2, 1999. PCI is a leading provider of post-clinical, pre-marketing, cost-benefit analyses to pharmaceutical and biotechnology companies in connection with new oncology drugs entering the marketplace. By focusing on cancer, and utilizing health care outcomes and other efficacy measures, PCI has achieved a better understanding of the way healthcare is delivered in that specialty. PCI's revenues are generated on a per project basis from pharmaceutical and biotechnology companies.

The aforementioned acquisitions have been accounted for using the purchase method with results of operations of the respective entities being included with the results of the Company since the respective acquisition dates.

The excess of the purchase price over the net assets acquired on both the BIS and PCI acquisitions principally relate to customer lists, which are included in intangible assets on the Company's consolidated balance sheet and are being amortized over periods of up to fifteen years. The excess of the purchase price over the net assets acquired for the MRS purchase primarily relates to the customer list, trade name, software and goodwill which are included in intangible assets on the accompanying balance sheets and are being amortized over periods of 5 to 20 years.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       THREE MONTHS ENDED MARCH 31, 1999
                COMPARED WITH THREE MONTHS ENDED MARCH 31, 1998

The Company's total revenues for the first three months of 1999 and 1998 were $16,970,000 and $11,713,000, respectively, representing an increase of $5,257,000, or 44.9%, in 1999. This growth was primarily attributable to a 26.3% increase in case volume resulting from increased sales and marketing activities, and increased contract services provided to biopharmaceutical companies. In addition, the Company recorded revenues of $984,000 from tumor registry services relating to the 1998 acquisition of Medical Registry Services. Additionally, revenue realization per case increased due to product mix changes toward cases which carry higher reimbursement rates and to payor mix shifts away from direct hospital billing towards private insurance.

Salaries and related costs for the first three months of 1999 and 1998 were $6,727,000 and $4,730,000, respectively, representing an increase of $1,997,000, or 42.2%, in 1999. This increase was the result of increased personnel headcount due to the increase in case volume, as well as personnel costs incurred in connection with the Company's acquisitions. As a percentage of total revenues, salaries and related costs decreased to 39.6% in 1999 from 40.4% in 1998. This decrease was facilitated by the Company's successful expansion strategy of incorporating complementary and synergistic technologies, as well as streamlining operational and administrative duties.

Selling, general and administrative expenses for the first three months of 1999 and 1998 were $6,357,000 and $4,729,000, respectively, representing an increase of $1,628,000, or 33.9%, in 1999. The largest component of this increase was $642,000 in incremental courier and laboratory supply costs due to increased case volume growth. The Company also incurred an additional $582,000 of increased bad debt expense associated with increased revenues. Additionally, $263,000 of the increase was a result of increased operating expenses incurred in connection with the Company's acquisitions. In addition, the Company incurred $109,000 in incremental travel related expenses associated with expanded sales, marketing and investor relations activities. As a percentage of total revenues, selling, general and administrative expenses decreased to 37.5% in 1999 from 40.5% in 1998 due to the implementation of certain operating efficiencies combined with higher revenue realization per case.

Depreciation and amortization expense for the first three months of 1999 and 1998 was $1,362,000 and $553,000, respectively, representing an increase of $809,000, or 146.3%, in 1999. This increase was primarily due to an additional $322,000 in amortization of intangible assets associated with the Company's 1998 acquisitions. The Company also incurred an additional $283,000 in depreciation and amortization expense associated with increased capital equipment requirements. As a percentage of total revenues, depreciation and amortization increased to 8.0% in 1999 from 4.7% in 1998.

Income from operations for the first three months of 1999 and 1998 was $2,523,000 and $1,701,000, respectively, representing an increase of $822,000, or 48.3%, in 1999. The 1999 figure reflects an increase in company operating margins from its core diagnostic and prognostic services and recent acquisitions partially mitigated by increased depreciation and amortization. As a percentage of total revenues, income from operations increased to 14.9% in 1999 from 14.5% in 1998.

Other income, net for the first three months of 1999 and 1998 was $500,000 and $208,000, respectively, representing an increase of $292,000, or 140.4%, in 1999. The increase was the result of increased interest income generated from the proceeds of the Company's follow on public offering of common stock in March 1998, partially offset by increased interest expense primarily due to additional capital lease obligations and acquisition-related debt.

The tax provision for the first three months of 1999 of $1,233,000 reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 1999 to be approximately 41.0%, as compared to 39.7% in 1998.

Net income for the first three months of 1999 and 1998 was $1,790,000 and $1,078,000, respectively, representing an increase of $712,000, or 66.0%, in 1999. As a percentage of total revenues, net income increased to 10.5% in 1999 from 9.2% in 1998, due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations through public offerings of common stock, the private issuance of convertible preferred stock,
secured term loans and operating and capital equipment leases.   The Company's
working capital and capital expenditures needs have increased and are expected to continue to increase as the Company expands its existing facilities and pursues its growth strategy.

The Company's cash and cash equivalent balances at March 31, 1999 and December 31, 1998 were $26,514,000 and $45,556,000, respectively, representing a decrease of $19,042,000 in 1999. This decrease was primarily due to the repayment of short term line of credit bank borrowings of $8,000,000 and the repurchase by the Company of common stock for approximately $8,068,000 under the share buyback program that was initiated in December 1998.

For the quarter ended March 31, 1999, net cash used in operating activities was approximately $961,000. This was primarily due to an increase in accounts receivable net of allowance for bad debt of approximately $3,559,000. The increase in net accounts receivable was due to rapid sales growth and the continuing shift away from direct hospital billing and towards private insurance which carries a higher revenue realization per case, as well as the additional time required to retrieve patient specific information. In addition, as a result of increased case volume growth and the introduction of several new products, laboratory supplies included in other current assets increased approximately $454,000. The Company also reduced its accounts payable and accrued expenses by approximately $916,000. These activities were partially offset by higher net income, as well as an increase in income taxes payable of $1,183,000.

For the three months ended March 31, 1999, the Company invested approximately $703,000 of the proceeds from the follow on offering in marketable securities, resulting in a balance of approximately $30,611,000 of marketable securities at March 31, 1999. Additionally, the Company incurred approximately $629,000 in capital expenditures associated with the development of the Company's outcomes database and network infrastructure.

The Company received approximately $196,000 for the quarter ended March 31, 1999 through the issuance of Common Stock upon the exercise of Company stock options and warrants. The Company used approximately $465,000 to satisfy its capital lease obligations, and approximately $412,000 to meet its note obligations resulting from its asset acquisitions.

In March 1998, the Company established an unsecured line of credit for an aggregate principal amount of $10,000,000 with Fleet Bank. Borrowing under the line bears interest at LIBOR plus 2.25%. As of March 31, 1999, the Company had $2,000,000 outstanding under this line. The line of credit has certain financial covenants which the Company was in compliance with at March 31, 1999.

The Company's growth strategy is anticipated to be financed through its current cash resources and existing third-party credit facilities. The Company believes the combination of these sources will be sufficient to fund its operations and satisfy the Company's cash requirements for the next 12 months and the foreseeable future. There may be circumstances, however, that would accelerate the Company's use of proceeds from the follow on public offering. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company.

IMPACT OF INFLATION AND CHANGING PRICES

The impact of inflation and changing prices on the Company has been primarily limited to salary, laboratory and operating supplies and rent increases and has not been material to date to the Company's operations. In the future, the Company's revenue realization per case may not be sufficient to cover the cost of inflation, although the Company is responding to these concerns by attempting to increase the volume and adjust the product mix of its business.

YEAR 2000

The Company has reviewed its business systems, including its computer systems and laboratory equipment, and has been sending written inquiries to its customers and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the year 2000 approaches. This review was completed in April 1999. Based on this review, the Company will implement a plan to achieve year 2000 compliance. The Company is in the final stages of the installation of a newly developed clinical and billing information system which addresses year 2000 issues. The Company believes that it will achieve year 2000 compliance in a manner which will be non-disruptive to its operations. All businesses acquired by the Company in 1998 are year 2000 compliant. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems, suppliers and other third parties. Year 2000 compliance should not have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow. The Company has incurred no costs to date related to year 2000. The Company estimates the cost of its year 2000 efforts to be approximately $150,000. The total cost estimate is based on management's current assessment and is subject to change.

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

     ITEM 3.   QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

The Company's holdings of financial instruments are comprised of U.S. corporate debt, U.S. government debt and commercial paper. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company's debt security portfolio represents funds held temporarily pending use in our business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. The Company's market risk exposure consists principally of exposure to changes in interest rates. The Company's holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter-end of the maturity spectrum, and at December 31, 1998, more than 80% of the Company's holdings were in instruments maturing in two years or less and more than 65% of such holdings matured in one year or less.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Dated: May 14, 1999            IMPATH INC.
                                    -----------
                                    (Registrant)


     Dated: May 14, 1999            By   / s /  ANU D. SAAD
                                    ----------------------------
                                    Anu D. Saad, Ph.D.
                                    President and Chief
                                    Executive Officer


     Dated: May 14, 1999            By / s / JOHN P. GANDOLFO
                                    ----------------------------
                                    John P. Gandolfo
                                    Executive Vice President,
                                    Chief Financial Officer,
                                    Chief Operating Officer,
                                    and Principal Accounting Officer