Form 10-Q
period 1999-06-30
IMPATH INC
filed 1999-08-13
CIK 1003114

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended  June 30, 1999
                                       OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

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

Yes    X    No
    -------      -------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                      OUTSTANDING AT JUNE 30, 1999
-----                                      ----------------------------
Common Stock, par value                               7,949,781
$  .005 per share

                                     Index

                         IMPATH INC. and Subsidiaries



                                                                     PAGE NUMBER
                                                                     -----------


Item 1.   Consolidated Financial Statements (Unaudited):


              Consolidated Balance Sheets at June 30, 1999
              and December 31, 1998......................................      3

              Consolidated Statements of Operations for the Three and Six
              Months Ended June 30, 1999 and June 30, 1998...............      4

              Consolidated Statement of Stockholders' Equity for the
              Six Months Ended June 30, 1999.............................      5

              Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 1999 and June 30, 1998...............      6

              Notes to Consolidated Financial Statements.................    7-8

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations...........   9-14

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.     15

Signatures...............................................................     16

PART II OTHER INFORMATION
Item 6        Exhibits and Reports on Form 8-K...........................  17-18



             Item 1.  Consolidated Financial Statements (Unaudited)

                          IMPATH INC. and Subsidiaries

                          Consolidated Balance Sheets
                                  (unaudited)


                                                                            June 30,    Dec. 31,
                                                                             1999         1998
ASSETS                                                                   -----------   -----------
Current assets:
          Cash and cash equivalents                                      $ 16,287,676  $ 45,556,005
          Marketable securities, at market value                           34,094,386    29,971,456
          Accounts receivable, net of allowance for doubtful accounts      28,648,194    19,619,451
          Prepaid expenses                                                    959,365       442,480
          Prepaid taxes                                                             -     1,758,407
          Deferred tax assets, net                                          1,334,591     1,334,591
          Other current assets                                              2,674,060     1,306,653
                                                                         ------------  ------------
          Total current assets                                             83,998,272    99,989,043

Fixed assets, less accumulated depreciation and amortization               26,708,172    21,239,884
Deposits and other assets                                                     245,645       203,491
Intangible assets, net of accumulated amortization                         28,452,653    28,600,749
                                                                         ------------  ------------
          Total assets                                                   $139,404,742  $150,033,167
                                                                         ============  ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Current portion of capital lease obligations                   $  3,402,222  $  1,622,366
          Current portion of note payable                                   1,275,206     1,271,915
          Short term borrowings                                             2,000,000    10,000,000
          Accounts payable                                                  2,633,771     2,713,228
          Deferred revenue                                                  1,995,547     1,866,241
          Income taxes payable                                                221,403             -
          Accrued expenses                                                  1,544,837     1,819,752
                                                                         ------------  ------------
          Total current liabilities                                        13,072,986    19,293,502
                                                                         ------------  ------------
Capital lease obligations, net of current portion                           4,112,314     3,792,833
Note payable, net of current portion                                          158,334       233,333
Deferred tax payable                                                        2,126,531     2,126,531

Stockholders' equity:
          Common stock                                                         43,015        42,690
          Additional paid-in capital                                      121,156,592   120,904,861
          Retained earnings                                                16,183,076    12,095,622
          Accumulated other comprehensive (loss)                             (519,984)      (48,602)
                                                                         ------------  ------------
                                                                          136,862,699   132,994,571

Less:
          Cost of 653,538 and 313,688 shares of common stock
          held in treasury in 1999 and 1998, respectively                 (16,539,002)   (7,908,841)
          Deferred compensation                                              (389,120)     (498,762)
                                                                         ------------  ------------
          Total stockholders' equity                                      119,934,577   124,586,968
                                                                         ------------  ------------
          Total liabilities and stockholders' equity                     $139,404,742  $150,033,167
                                                                         ============  ============

See accompanying notes to consolidated financial statements.

                          IMPATH INC. and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)

                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                           ----------------------------- ----------------------------
                                              1999           1998           1999             1998
                                          ------------  --------------  -------------    ------------
Revenues:
    Net diagnostic and prognostic
     services                             $19,588,031     $13,294,827    $35,321,998     $24,897,988
    Biopharmaceutical services                300,178         140,082        552,232         249,429
    Tumor registry services                   957,529               -      1,941,660               -
                                           ----------      ----------     ----------      ----------
                                           20,845,738      13,434,909     37,815,890      25,147,417
                                           ----------      ----------     ----------      ----------
Operating expenses:
    Salaries and related costs              7,835,466       5,396,044     14,562,788      10,125,666
    Selling, general and administrative     8,118,146       5,314,352     14,475,203      10,042,999
    Depreciation and amortization           1,612,380         699,682      2,974,833       1,253,139
                                           ----------      ----------     ----------      ----------
        Total operating expenses           17,565,992      11,410,078     32,012,824      21,421,804
                                           ----------      ----------     ----------      ----------
             Income from operations         3,279,746       2,024,831      5,803,066       3,725,613
Interest income                               792,097       1,043,014      1,462,994       1,384,152
Interest expense                             (242,858)       (117,575)      (414,012)       (250,684)
                                          ----------      -----------     ----------      ----------

             Income before income tax
                expense                     3,828,985       2,950,270      6,852,048       4,859,081
Income tax expense                         (1,531,594)     (1,161,563)    (2,764,594)     (1,992,223)
                                           ----------      ----------     ----------      ----------
Net income available to common
 stockholders                             $ 2,297,391     $ 1,788,707    $ 4,087,454     $ 2,866,858
                                          ===========     ===========    ===========     ===========

Per common and common equivalent share:
Basic:
   Net income per common share                  $0.29           $0.23          $0.51           $0.41
                                          ===========     ===========    ===========     ===========
   Weighted average common and common
       equivalent shares outstanding        7,949,000       7,899,000      7,995,000       6,968,000
                                          ===========     ===========    ===========     ===========
Dilutive:
   Net income per common share-assuming
     dilution                                   $0.28           $0.22          $0.50           $0.39
                                          ===========     ===========     ===========    ===========

   Weighted average common and common
       equivalent shares
        outstanding-assuming dilution       8,156,000       8,274,000      8,217,000       7,380,000
                                          ===========     ===========    ===========     ===========


See accompanying notes to consolidated financial statements.

                          IMPATH INC. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                         Six Months ended June 30, 1999
                                  (Unaudited)

                                                                                 Accumulated
                                   Common Stock        Additional                  other
                                -----------------       Paid-in      Retained   Comprehensive  Treasury   Deferred
                                Shares      Amount      Capital      Earnings       (loss)      Stock     Compensation     Total
                                ------      ------     ----------    --------   -------------  --------   ------------     -----
Balance at December 31, 1998   8,538,345   $42,690   $120,904,861  $12,095,622   ($48,602)  ($7,908,841)  ($498,762)   $124,586,968
Common shares issued upon
     exercise of stock
      options                     64,761       324        250,986                                                           251,310
Common shares issued upon
     exercise of warrants            213         1            745                                                               746
Repurchase of common shares                                                                  (8,630,161)                 (8,630,161)
Amortization of deferred
     compensation                                                                                           109,642         109,642
Comprehensive income(loss):
Change in accumulated
     comprehensive (loss)                                                        (471,382)                                 (471,382)
Net income for the period
     ended June 30, 1999                                             4,087,454                                            4,087,454
                                ---------   -------   ------------  -----------  ---------  ------------   ---------  -------------
Total comprehensive income                                                                                                3,616,072
                                ---------   -------   ------------  -----------  ---------  ------------   ---------  -------------
Balance at June 30, 1999        8,603,319   $43,015   $121,156,592 $16,183,076  ($519,984) ($16,539,002)  ($389,120)   $119,934,577
                                =========   =======   ============  ===========  =========  ============   =========  =============

See accompanying notes to consolidated financial statements

                          IMPATH INC. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (Unaudited)








                                                                            SIX MONTHS ENDED JUNE 30,
                                                                          ----------------------------
                                                                                  1999        1998
                                                                          --------------   -----------
Cash flows from operating activities:
   Net income                                                               $  4,087,454   $  2,866,858
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                               2,974,833      1,253,139
   Provision for uncollectible accounts receivable                             4,093,415      2,726,021
   Non-cash compensation                                                         109,642        140,967
     Changes in assets and liabilities:
     (Increase) in accounts receivable                                       (13,122,159)    (6,608,117)
     (Increase) in prepaid expenses and current assets                        (1,884,292)      (650,620)
     (Increase) decrease in deposits and other assets                            (42,154)       173,885
     (Decrease) increase in accounts payable and accrued expenses               (354,372)       905,338
     (Decrease) in construction payments payable                                       -     (1,542,199)
     Increase (decrease) in income taxes payable                               1,979,810     (1,108,600)
     Increase in deferred revenues                                               129,306              -
                                                                            ------------   ------------
    Total adjustments                                                         (6,115,971)    (4,710,186)
                                                                            ------------   ------------
Net cash (used in) operating activities                                       (2,028,517)    (1,843,328)
                                                                            ------------   ------------
Cash flows from investing activities:
  Purchases of marketable securities                                         (33,481,800)   (22,136,348)
  Sales/maturities of marketable securities                                   28,887,488     18,864,549
  Capital expenditures                                                        (4,256,742)    (4,255,875)
                                                                            ------------   ------------
Net cash (used in) investing activities                                       (8,851,054)    (7,527,674)
                                                                            ------------   ------------
Cash flows from financing activities:
 Issuance of common stock                                                        252,056        570,467
 Repurchase of common stock                                                   (8,630,161)             -
 Proceeds of secondary offering, net of registration costs                             -     71,629,162
 Payments of capital lease obligations                                        (1,186,045)      (750,298)
 (Repayment) of bank loans, net                                               (8,000,000)             -
 Payments of notes payable                                                      (824,608)      (451,043)
                                                                            ------------   ------------
Net cash (used in) provided by financing activities                          (18,388,758)    70,998,288
                                                                            ------------   ------------
Net (decrease) increase in cash and cash equivalents                         (29,268,329)    61,627,286
Cash and cash equivalents at beginning of period                              45,556,005        325,285
                                                                            ------------   ------------
Cash and cash equivalents at end of period                                  $ 16,287,676   $ 61,952,571
                                                                            ============   ============

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

Comprehensive net income is equal to the net income reported adjusted for the unrealized net depreciation of marketable securities, net of related deferred taxes. Comprehensive net income for the three months ended June 30, 1999 and 1998 was $1,889,997 and $1,758,884 respectively. Comprehensive net income for the six months ended June 30, 1999 and 1998 was $3,616,072 and $2,883,347 respectively.

Investment:

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company's investments (consisting primarily of government and corporate fixed income securities) were classified as available for sale. As a result, the unrealized depreciation is recorded as a separate component of stockholders' equity, net of related deferred taxes. At June 30, 1999, approximately $15,000,000 of securities with original maturities of three months or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in current assets.

Accounts Receivable, Net of Allowance for Doubtful Accounts:

In accordance with Generally Accepted Accounting Principles ("GAAP") and consistent with healthcare industry practices, IMPATH presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of June 30, 1999 and December 31, 1998:

                                          June 30, 1999   December 31, 1998
                                          --------------  ------------------
Gross accounts receivable ..............   $ 52,038,202        $ 35,138,046
Allowance for doubtful accounts ........     (4,806,120)         (3,958,235)
Contractual allowance reserve...........    (18,583,888)        (11,560,360)
                                           ------------        ------------
                                           $ 28,648,194        $ 19,619,451
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

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        Three Months Ended June 30, 1999
                 Compared with Three Months Ended June 30, 1998

The Company's total revenues for the three months ended June 30, 1999 and 1998 were $20,846,000 and $13,435,000, respectively, representing an increase of $7,411,000, or 55.2%, in 1999. This growth was primarily attributable to a 23.9% increase in case volume resulting from increased sales and marketing activities. Revenue growth was also facilitated by the successful integration of the Company's 1998 acquisitions of certain assets of BIS, PCI and the purchase of MRS. Additionally, revenue realization per case increased as a result of product mix changes toward cases which carry higher reimbursement rates and a continuing payor mix shift towards third party billing.

Salaries and related costs for the three months ended June 30, 1999 and 1998 were $7,835,000 and $5,396,000, respectively, representing an increase of $2,439,000, or 45.2%, in 1999. This increase was the result of increased personnel headcount due to the increase in case volume, as well as personnel costs incurred in connection with the Company's expansion. As a percentage of total revenues, salaries and related costs decreased to 37.6% in 1999 from 40.2% in 1998. This decrease was facilitated by the Company's successful expansion strategy of incorporating complementary and synergistic technologies, combined with a higher revenue realization per case, as well as the streamlining of operational and administrative duties.

Selling, general and administrative expenses for the three months ended June 30, 1999 and 1998 were $8,118,000 and $5,314,000, respectively, representing an increase of $2,804,000, or 52.8 %, in 1999. The largest component of this increase was $1,072,000 in incremental courier and laboratory supply costs due to increased case volume growth and product mix shift. The Company also incurred an additional $786,000 of increased bad debt expense associated with increased revenues. Additionally, $741,000 of the increase was a result of increased operating expenses incurred in connection with the Company's acquisitions. The Company also incurred $137,000 in incremental marketing
expenses associated with expanded sales activities.   As a percentage of total
revenues, selling, general and administrative expenses decreased to 38.9% in 1999 from 39.6% in 1998 due to the implementation of certain operating efficiencies combined with a higher revenue realization per case.

Depreciation and amortization expense for the three months ended June 30, 1999 and 1998 was $1,612,000 and $700,000, respectively, representing an increase of $912,000, or 130.3%, in 1999. This increase was primarily due to an additional $299,000 in depreciation and amortization expense associated with increased capital equipment requirements and $276,000 related to Phase I of the Company's internally developed information systems. The Company also incurred an additional $336,000 in amortization of intangible assets associated with the Company's 1998 acquisitions. Due to the incremental depreciation associated with the Company's new information systems and increasing amortization of intangible assets, depreciation and amortization as a percentage of revenues, increased to 7.7% in 1999 from 5.2% in 1998.

Income from operations for the three months ended June 30, 1999 and 1998 was $3,280,000 and $2,025,000, respectively, representing an increase of $1,255,000, or 62.0%, in 1999. The 1999 figure reflects an increase in company operating margins from its core diagnostic and prognostic services and recent acquisitions partially mitigated by increased depreciation and amortization. As a percentage of total revenues, income from operations increased to 15.7% in 1999 from 15.1% in 1998.

Other income, net for the three months ended June 30, 1999 and 1998 was $549,000 and $925,000, respectively, representing a decrease of $376,000, or 40.6%, in 1999. The decrease was the result of increased interest expense primarily due to additional capital lease obligations and acquisition-related debt, as well as the sales of interest bearing securities, the proceeds of which were used to finance the Company's Treasury stock buyback program.

The tax provision for the three months ended June 30, 1999 of $1,532,000 reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 1999 to be approximately 40.0%, as compared to 39.4% in 1998.

Net income for the three months ended June 30, 1999 and 1998 was $2,297,000 and $1,789,000, respectively, representing an increase of $508,000, or 28.4%, in 1999. As a percentage of total revenues, net income decreased to 11.0% in 1999 from 13.3% in 1998. The decrease was primarily due to increased goodwill amortization associated with the Company's 1998 acquisitions of certain assets of BIS, PCI and the purchase of MRS,and due to a decrease in non-operating income.

                         Six Months Ended June 30, 1999
                  Compared with Six Months Ended June 30, 1998

The Company's total revenues for the first six months of June 30, 1999 and 1998 were $37,816,000 and $25,147,000, respectively, representing an increase of $12,669,000, or 50.4%, in 1999. This growth was primarily attributable to a 24.9% increase in case volume resulting from increased sales and marketing activities and to the successful integration of the Company's 1998 acquisitions of certain assets of BIS, PCI and the purchase of MRS. Additionally, revenue realization per case increased as a result of product mix changes toward cases which carry higher reimbursement rates and a continuing payor mix shift towards third party billing.

Salaries and related costs for the first six months of June 30, 1999 and 1998 were $14,563,000 and $10,126,000, respectively, representing an increase of $4,437,000, or 43.8%, in 1999. This increase was the result of increased personnel headcount due to case volume growth, as well as personnel costs incurred in connection with the Company's expansion. Salaries and related costs, as a percentage of total revenues decreased to 38.5% in 1999 from 40.3% in 1998. This decrease was facilitated by the Company's successful expansion strategy of incorporating complementary and synergistic technologies, combined with a higher revenue realization per case, as well as the streamlining of operational and administrative duties.

Selling, general and administrative expenses for the first six months of June 30, 1999 and 1998 were $14,475,000 and $10,043,000, respectively, representing an increase of $4,432,000, or 44.1%, in 1999. The largest component of this increase was $1,778,000 in incremental courier and laboratory supply costs due to rapid case volume growth and product mix shift. The Company also incurred an additional $1,367,000 of increased bad debt expenses associated with higher revenues. Additionally, $738,000 of the increase was the result of additional operating expenses incurred in connection with the Company's acquisitions. The Company also incurred $236,000 in incremental travel related expenses and professional fees associated with expanded sales, marketing and investor relations activities. Selling, general and administrative expenses as a percentage of total revenues decreased to 38.3% in 1999 from 40.0% in 1998 due to the implementation of certain operating efficiencies combined with higher revenue realization per case.

Depreciation and amortization expense for the first six months of June 30, 1999 and 1998 was $2,975,000 and $1,253,000, respectively, representing and increase of $1,722,000,or 137.4%, in 1999. This increase was primarily due to an additional $722,000 in depreciation and amortization expense associated with increased capital equipment requirements and $340,000 related to Phase I of the Company's internally developed information systems. The Company also incurred an additional $657,000 in amortization of intangible assets associated with the Company's 1998 acquisitions. Due to the incremental depreciation associated with the Company's new information systems and increasing amortization of intangible assets, depreciation and amortization as a percentage of revenues, increased to 7.9% in 1999 from 5.0% in 1998.

Income from operations for the first six months of June 30, 1999 and 1998 was $5,803,000 and $3,726,000, respectively, representing an increase of $2,077,000, or 55.7%, in 1999. The 1999 figure reflects increased company operating margins from its core diagnostic and prognostic services and recent acquisitions partially mitigated by increased depreciation and amortization. As a percentage of total revenues, income from operations increased to 15.3% in 1999 from 14.8% in 1998.

Other income, net for the first six months of June 30, 1999 and 1998 was $1,049,000 and $1,133,000, respectively, representing a decrease of $84,000 in 1999. The decrease was the result of increased interest expense primarily due to additional capital lease obligations and acquisition-related debt, as well as the sales of interest bearing securities, the proceeds of which were used to finance the Company's Treasury stock buyback program.

The tax provision for the first six months of June 30, 1999 of approximately $2,765,000 reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 1999 to be approximately 40.4% as compared to 40.1% in 1998.

Net income for the first six months of June 30, 1999 and 1998 was $4,087,000 and $2,867,000, respectively, representing an increase of $1,220,000, or 42.6% in 1999. As a percentage of total revenues, net income decreased to 10.8% in 1999 from 11.4% in 1998. This decrease was primarily due to increased goodwill amortization associated with the Company's 1998 acquisitions of certain assets of BIS, PCI and the purchase of MRS, and due to a decrease in non-operating income.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through public offerings of common stock, the private issuance of convertible preferred stock, secured term loans and operating and capital equipment leases. In March 1998 the Company raised approximately $72,000,000 of capital through an underwritten secondary public offering of Common Stock. The Company's working capital and capital expenditure needs have increased and are expected to continue to increase as the Company expands its existing facilities and pursues its growth strategy.

The Company's cash and cash equivalent balances at June 30, 1999 and December 31, 1998 were $16,288,000 and $45,556,000 respectively, representing a decrease of $29,268,000 in 1999. This decrease was primarily due to the repayment of short term line of credit bank borrowings of $8,000,000 and the repurchase by the Company of Common Stock for approximately $8,630,000 under a share buyback program that was initiated in December 1998. The Company also invested approximately $4,594,000 in marketable securities and used approximately $2,011,000 to satisfy its current debts obligations.

For the six months ended June 30, 1999, net cash used in operating activities was approximately $2,029,000. This was primarily due to an increase in accounts receivable net of allowance for bad debt of approximately $9,029,000. The increase in net accounts receivable was primarily due to rapid sales growth as well as claims filing delays associated with the transition to the Company's new billing system. The continuing shift away from direct hospital billing and towards private insurance, which carries a higher revenue realization per case and requires additional time for obtaining patient billing information, also contributed to this increase. In addition, as a result of increased case volume growth and the introduction of several new products, laboratory supply inventory increased approximately $1,082,000. The Company also reduced its accounts payable and accrued expenses by approximately $354,000. These activities were partially offset by higher net income, as well as an increase in income taxes payable of $1,980,000.

For the six months ended June 30, 1999, the Company invested approximately $4,594,000 in marketable securities, resulting in a balance of approximately $34,094,000 of marketable securities at June 30, 1999. Additionally, the Company incurred approximately $4,257,000 in capital expenditures associated with the development of the Company's outcomes database, network infrastructure and the Company's expansion of its laboratory and office facilities.

The Company received approximately $252,000 for the six months ended June 30, 1999 through the issuance of Common Stock upon the exercise of Company stock options and warrants. The Company used approximately $1,186,000 to satisfy its capital lease obligations, and approximately $825,000 to meet its note obligations resulting from its asset acquisitions.

In March 1998, the Company established an unsecured line of credit for an aggregate principal amount of $10,000,000 with Fleet Bank. Borrowing under the line bears interest at LIBOR plus 2.25%. In June 1999, the aggregate principal amount of this line was increased to $15,000,000. The new line bears interest at LIBOR plus 2.0%. As of June 30, 1999, the Company had $2,000,000 outstanding under this line. The line of credit has certain financial covenants which the Company was in compliance with at June 30, 1999.

The Company's growth strategy is anticipated to be financed through its current cash resources and existing third-party credit facilities. The Company believes the combination of these sources will be sufficient to fund its operations and satisfy the Company's cash requirements for the next 12 months and the foreseeable future. There may be circumstances, however, that would accelerate the Company's use of proceeds from the follow on offering. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company.

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



Year 2000

The Company has reviewed its business systems, including its computer systems and laboratory equipment, and has been sending written inquiries to its customers and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the year 2000 approaches. This review was completed in April 1999. Based on this review, the Company has implemented a plan to achieve year 2000 compliance. The Company recently finalized the installation of an internally developed clinical and billing information system which addresses year 2000 issues. The Company believes that it will achieve year 2000 compliance in a manner which will be non-disruptive to its operations. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems, suppliers and other third parties. Year 2000 compliance should not have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow. The Company has incurred $25,000 to date related to year 2000. The Company estimates the cost of its year 2000 efforts to be approximately $150,000. The total cost estimate is based on management's current assessment and is subject to change.

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

The Company's holdings of financial instruments are comprised of U.S. corporate debt, U.S. government debt and commercial paper. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company's debt security portfolio represents funds held temporarily pending use in our business and operations. The Company manages these funds accordingly. The Company seeks reasonable assurance of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. The Company's market risk exposure consists principally of exposure to changes in interest rates. The Company's holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter-end of the maturity spectrum, and at December 31, 1998, more than 80% of the Company's holdings were in instruments maturing in two years or less and more than 65% of such holdings matured in one year or less.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



            Dated: August 13, 1999             IMPATH INC.
                                               -----------
                                               (Registrant)


            Dated: August 13, 1999             By /s/ ANU D. SAAD
                                               ----------------------------
                                               Anu D. Saad, Ph.D.
                                               President and Chief
                                               Executive Officer


            Dated: August 13, 1999             By /s/ JOHN P. GANDOLFO
                                               ----------------------------
                                               John P. Gandolfo
                                               Executive Vice President,
                                               Chief Financial Officer,
                                               Chief Operating Officer,
                                               and Principal Accounting Officer

                               INDEX TO EXHIBITS
                         -----------------------------

Exhibit                                                Page
Number                      Description               Number


27                     Financial Data Schedule          18