Form 10-Q
period 1999-09-30
IMPATH INC
filed 1999-11-12
CIK 1003114

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark one)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended  September 30, 1999

                                      OR

   [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes    X    No
    -------    -------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                      OUTSTANDING AT SEPTEMBER 30, 1999
-----                      ---------------------------------
Common Stock, par value               7,887,192
$ .005 per share

                                     Index

                         IMPATH INC. and Subsidiaries

PART I.  FINANCIAL INFORMATION
                                                                     PAGE NUMBER
                                                                     -----------
Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheets at September 30, 1999
         and December 31, 1998.......................................       3

         Consolidated Statements of Operations for the Three and Nine
         Months Ended September 30, 1999 and September 30, 1998......       4

         Consolidated Statement of Stockholders' Equity for the
         Nine Months Ended September 30, 1999........................       5

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1999 and September 30, 1998......       6

         Notes to Consolidated Financial Statements..................     7-9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations............   10-15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..      16

Signatures...........................................................      17

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................   18-19


            Item 1.  Consolidated Financial Statements (Unaudited)


                         IMPATH INC. and Subsidiaries

                          Consolidated Balance Sheets
                                  (unaudited)

                                                                September 30,  December 31,
                                                                    1999           1998
                            ASSETS                              ------------   -----------
Current assets:
 Cash and cash equivalents                                       $  6,926,417  $ 45,556,005
 Marketable securities, at market value                            30,915,162    29,971,456
 Accounts receivable, net of allowance for doubtful accounts       31,505,654    19,619,451
 Prepaid expenses                                                     995,467       442,480
 Prepaid taxes                                                              -     1,758,407
 Deferred tax assets, net                                           1,334,591     1,334,591
 Other current assets                                               4,839,072     1,306,653
                                                                 ------------  ------------
 Total current assets                                              76,516,363    99,989,043

Fixed assets, less accumulated depreciation and amortization       30,238,264    21,239,884
Deposits and other assets                                             266,379       203,491
Investment in preferred stock                                       5,000,000             -
Intangible assets, net of accumulated amortization                 35,421,174    28,600,749
                                                                 ------------  ------------
 Total assets                                                    $147,442,180  $150,033,167
                                                                 ============  ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of capital lease obligations                    $  3,355,590  $  1,622,366
 Current portion of note payable                                    1,616,872     1,271,915
 Short term borrowings                                                      -    10,000,000
 Accounts payable                                                   3,395,480     2,713,228
 Deferred revenue                                                   2,107,761     1,866,241
 Income taxes payable                                               1,824,792             -
 Accrued expenses                                                   1,788,741     1,819,752
                                                                 ------------  ------------
  Total current liabilities                                        14,089,236    19,293,502
                                                                 ------------  ------------
Capital lease obligations, net of current portion                   8,239,616     3,792,833
Note payable, net of current portion                                  800,000       233,333
Deferred tax payable                                                2,126,531     2,126,531

Stockholders' equity:
 Common stock                                                          43,107        42,690
 Common stock to be issued                                          1,735,000             -
 Additional paid-in capital                                       121,311,727   120,904,861
 Retained earnings                                                 18,589,369    12,095,622
 Accumulated other comprehensive (loss)                              (597,769)      (48,602)
                                                                 ------------  ------------
                                                                  141,081,434   132,994,571

Less:
 Cost of 734,538 and 313,688 shares of common stock
   held in treasury in 1999 and 1998, respectively                (18,553,675)   (7,908,841)
 Deferred compensation                                               (340,962)     (498,762)
                                                                 ------------  ------------
 Total stockholders' equity                                       122,186,797   124,586,968
                                                                 ------------  ------------
 Total liabilities and stockholders' equity                      $147,442,180  $150,033,167
                                                                 ============  ============

See accompanying notes to consolidated financial statements.

                         IMPATH INC. and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                        Three Months Ended          Nine Months Ended
                                                    --------------------------  --------------------------
                                                           September 30                September 30
                                                    --------------------------  --------------------------
                                                        1999          1998          1999          1998
                                                    ------------  ------------  ------------  ------------
Revenues:
    Net diagnostic and prognostic services          $19,182,042   $13,877,438   $54,504,040   $38,775,426
    Biopharmaceutical services                        1,364,392       350,523     1,916,623       599,952
    Tumor registry services                             996,878       342,556     2,938,537       342,556
                                                    -----------   -----------   -----------   -----------
                                                     21,543,312    14,570,517    59,359,200    39,717,934
                                                    -----------   -----------   -----------    -----------
Operating expenses:
    Salaries and related costs                        8,035,154     5,337,734    22,597,940    15,463,400
    Selling, general and administrative               7,986,774     5,913,373    22,461,982    15,956,372
    Depreciation and amortization                     1,864,972       926,318     4,839,808     2,179,457
                                                    -----------   -----------   -----------   -----------
        Total operating expenses                     17,886,900    12,177,425    49,899,730    33,599,229
                                                    -----------   -----------   -----------   -----------
             Income from operations                   3,656,412     2,393,092     9,459,470     6,118,705
Interest income                                         644,233     1,094,792     2,107,236     2,478,944
Interest expense                                       (290,158)     (163,523)     (704,169)     (414,207)
                                                    -----------   -----------   -----------   -----------


             Income before income tax expense         4,010,487     3,324,361    10,862,537     8,183,442
Income tax expense                                   (1,604,194)   (1,257,278)   (4,368,790)   (3,249,501)
                                                    -----------   -----------   -----------   -----------
Net income available to common stockholders         $ 2,406,293   $ 2,067,083   $ 6,493,747   $ 4,933,941
                                                    ===========   ===========   ===========   ===========

Per common and common equivalent share:
Basic:
    Net income per common share                           $0.30         $0.26         $0.81         $0.67
                                                    ===========   ===========   ===========   ===========
    Weighted average common and common
      equivalent shares outstanding                   7,932,000     8,106,000     7,974,000     7,354,000
                                                    ===========   ===========   ===========   ===========
Diluted:
    Net income per common share-assuming
      dilution                                            $0.30         $0.25         $0.79         $0.64
                                                    ===========   ===========   ===========   ===========
    Weighted average common and common
      equivalent shares outstanding-assuming
      dilution                                        8,141,000     8,395,000     8,192,000     7,731,000
                                                    ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                          IMPATH INC. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                      Nine Months Ended September 30, 1999
                                  (Unaudited)

                                           Common                                                 Accumulated
                                            Stock             Common   Additional                    Other
                                     ---------------------   Stock to    Paid-in        Retained  Comprehensive
                                      Shares      Amount    be Issued    Capital        Earnings     (loss)
                                     --------    ---------  ---------  -----------   -----------  -------------
Balance at December 31, 1998         8,538,345    $42,690  $        0  $120,904,861   $12,095,622   ($48,602)

Common shares issued upon
  exercise of stock options             83,085        416                   406,121
Common shares issued upon
  exercise of warrants                     213          1                       745

Repurchase of common shares
 shares

Common stock to be issued                                   1,735,000

Amortization of deferred
  compensation
Comprehensive income(loss):
Change in accumulated other
  comprehensive (loss)                                                                               (549,167)
Net income for the period
  ended September 30, 1999                                                               6,493,747
                                     ---------    -------  ----------  ------------   -----------   ---------
Total comprehensive income
                                     ---------    -------  ----------  ------------   -----------   ---------
Balance at September 30, 1999        8,621,643    $43,107  $1,735,000  $121,311,727   $18,589,369   ($597,769)
                                     =========    =======  ==========  ============   ===========   =========

                                     Treasury     Deferred
                                       Stock    Compensation    Total
                                   ------------ ------------ ------------
Balance at December 31, 1998       ($7,908,841)  ($498,762)  $124,586,968

Common shares issued upon
  exercise of stock options                                       406,537
Common shares issued upon
  exercise of warrants                                                746

Repurchase of common shares        (10,644,834)               (10,644,834)

Common stock to be issued                                       1,735,000

Amortization of deferred
  compensation                                     157,800        157,800
Comprehensive income(loss):
Change in accumulated other
  comprehensive (loss)                                           (549,167)
Net income for the period
  ended September 30, 1999                                      6,493,747
                                  ------------   ---------   ------------
Total comprehensive income                                      5,944,580
                                  ------------   ---------   ------------
Balance at September 30, 1999     ($18,553,675)  ($340,962)  $122,186,797
                                  ============   =========   ============

See accompanying notes to consolidated financial statements

                          IMPATH INC. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                            ---------------------------
                                                                                 1999         1998
                                                                            ------------   ------------
Cash flows from operating activities:
  Net income                                                                $  6,493,747   $  4,933,941
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization                                               4,839,808      2,179,457
   Provision for uncollectible accounts receivable                             6,575,728      4,323,980
   Non-cash compensation                                                         157,800        217,233
   Changes in assets and liabilities:
     (Increase) in accounts receivable                                       (18,461,932)   (10,247,776)
     (Increase) in prepaid expenses and current assets                        (4,085,406)      (861,359)
     (Increase) decrease in deposits and other assets                            (62,888)       173,038
     Increase in accounts payable and accrued expenses                           651,242      1,947,914
     (Decrease) in construction payments payable                                       -     (1,542,199)
     Increase (decrease) in income taxes payable                               3,583,199        (48,574)
     Increase in deferred revenues                                               241,520      1,670,031
     Increase in deferred tax payables                                                 -      1,240,531
                                                                            ------------   ------------
    Total adjustments                                                         (6,560,929)      (947,724)
                                                                            ------------   ------------
Net cash (used in) provided by operating activities                              (67,182)     3,986,217
                                                                            ------------   ------------
Cash flows from investing activities:
  Purchases of marketable securities                                         (40,650,189)   (42,611,949)
  Sales/maturities of marketable securities                                   39,157,316     33,736,191
  Acquisitions of  businesses, net of cash acquired                           (4,343,058)   (19,871,332)
  Investment in preferred stock                                               (5,000,000)             -
  Capital expenditures                                                        (4,150,103)    (6,944,670)
                                                                            ------------   ------------
Net cash (used in) investing activities                                      (14,986,034)   (35,691,760)
                                                                            ------------   ------------
Cash flows from financing activities:
 Issuance of common stock                                                        407,283        610,644
 Issuance of common stock upon acquisition of PCI                                      -         50,000
 Issuance of common stock upon acquisition of MRS                                      -     13,750,000
 Repurchase of common stock                                                  (10,644,834)             -
 Proceeds of secondary offering, net of registration costs                             -     71,449,495
 Payments of capital lease obligations                                        (2,097,544)    (1,188,011)
 (Repayment) of bank loans                                                   (10,000,000)             -
 Payments of notes payable                                                    (1,241,277)      (451,043)
                                                                            ------------   ------------
Net cash (used in) provided by financing activities                          (23,576,372)    84,221,085
                                                                            ------------   ------------
Net (decrease) increase in cash and cash equivalents                         (38,629,588)    52,515,542
Cash and cash equivalents at beginning of period                              45,556,005        325,285
                                                                            ------------   ------------
Cash and cash equivalents at end of period                                  $  6,926,417   $ 52,840,827
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

Net Income Per Share:

Net income per share, basic is based on the weighted average number of shares of common stock outstanding and includes shares to be issued from the date the commitment to issue was consummated. Diluted earnings per share is based on the weighted average number of shares of common stock, shares to be issued and common equivalent shares outstanding. Common equivalent shares from stock options and warrants are included in the computation assuming the related options and warrants had been exercised to the extent their effect is dilutive.

Comprehensive net income is equal to the net income reported adjusted for the unrealized net depreciation of marketable securities, net of related deferred taxes. Comprehensive net income for the three months ended September 30, 1999 and 1998 was $2,328,508 and $2,283,569, respectively. Comprehensive net income for the nine months ended September 30, 1999 and 1998 was $5,944,580 and $5,166,916, respectively.

Investment:

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company's investments (consisting primarily of government and corporate fixed income securities) were classified as available for sale. As a result, the unrealized depreciation is recorded as a separate component of stockholders' equity, net of related deferred taxes. At September 30, 1999, approximately $5,000,000 of securities with original maturities of three months or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in current assets.

Accounts Receivable, Net of Allowance for Doubtful Accounts:

In accordance with Generally Accepted Accounting Principles ("GAAP") and consistent with healthcare industry practices, IMPATH presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of September 30, 1999 and December 31, 1998:

                                           September 30, 1999   December 31, 1998
                                           ------------------   -----------------
Gross accounts receivable ................    $ 54,639,947         $ 35,138,046
Allowance for doubtful accounts ..........      (6,391,164)          (3,958,235)
Contractual allowance reserve  ..........      (16,743,129)         (11,560,360)
                                              ------------         ------------
                                              $ 31,505,654         $ 19,619,451
                                              ============         ============

The growth in the contractual allowance reserve (contractual allowances are provided against revenues) is due to the increasing shift to managed care contracts from traditional fee-for-service billing.

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

On September 2, 1998 the Company acquired Physician Choice, Inc. ("PCI") for the sum of $1.0 million, and the issuance of shares of IMPATH common stock valued at $100,000, with $400,000 payable immediately, an additional $400,000 payable in four equal semi-annual installments beginning March, 1999 with interest accruing at 8% per annum and $200,000 payable in IMPATH common stock. An initial 1,980 shares of common stock, having a fair market value of $50,000, were issued on September 2, 1998, with the remaining shares to be issued in three equal annual installments beginning September 2, 1999. PCI is a leading provider of post-clinical, pre-marketing, cost-benefit analyses to pharmaceutical and biotechnology companies in connection with new oncology drugs entering the marketplace. By focusing on cancer, and utilizing health care outcomes and other efficacy measures, PCI has achieved a better understanding of the way healthcare is delivered in that specialty. PCI's revenues are generated on a per project basis from pharmaceutical and biotechnology companies.

On August 30, 1999 the Company acquired certain assets of BioClinical Partners, Inc., ("BCP"), a privately held Massachusetts corporation, for $6.9 million and the obligation to issue 60,000 shares of IMPATH common stock valued at $1,635,000 which is included in the September 30, 1999 balance sheet as common stock to be issued. The terms provided for an initial payment of $4.8 million, and $2,100,000 payable in three equal annual installments beginning August 30, 2000, $600,000 of which is contingent on achievement of previously established revenue targets, with interest accruing at 6% per annum. The shares of IMPATH common stock are to be issued in two installments, 40,000 shares on January 3, 2000, and 20,000 shares on January 2, 2001. BCP is a global medical research network that obtains and provides access to benign and malignant tissue and clinically relevant peripheral blood specimens to support oncology research and product development. This strategic acquisition provides IMPATH with another critical component in the oncology drug discovery process and extends the range of services provided by IMPATH'S BioPharmaceutical Services division.

The aforementioned acquisitions have been accounted for using the purchase method with results of operations of the respective entities being included with the results of the Company since the respective acquisition dates. The excess of the purchase price over the net assets acquired on BIS, PCI and BCP acquisitions principally relate to customer lists, which are included in intangible assets on the Company's consolidated balance sheet and are being amortized over periods of up to fifteen years. The excess of the purchase price over the net assets acquired for the MRS purchase primarily relates to the customer list, trade name, software and goodwill which are included in intangible assets on the accompanying balance sheets and are being amortized over periods of 5 to 20 years.

Recent Investment

On September 27, 1999, the Company completed a $5,000,000 private placement investment in preferred stock of ILEX Oncology Service, Inc., a subsidiary of ILEX Oncology, Inc. ("ILEX"), to be accounted for using the cost method of accounting for investments. ILEX is a drug development company focused exclusively on accelerated development of drugs for the treatment and prevention of cancer. The preferred stocks of ILEX may be converted to common stocks of ILEX Oncology Inc. at the discretion of IMPATH. IMPATH will be accruing dividend on its investment at the stated rate of 6%.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     Three Months Ended September 30, 1999
              Compared with Three Months Ended September 30, 1998

The Company's total revenues for the three months ended September 30, 1999 and 1998 were $21,543,000 and $14,571,000, respectively, representing an increase of $6,972,000, or 47.9%, in 1999. This growth was primarily attributable to a 12.6% increase in case volume resulting from increased sales and marketing activities, and a $1,014,000, or 289.2% increase in biopharmaceutical services billings. Revenue growth was also facilitated by the successful integration of the Company's 1998 acquisitions of certain assets of BIS, PCI and the purchase of MRS. Additionally, revenue realization per case increased as a result of product mix changes toward more highly reimbursed lymphoma/ leukemia products and a continuing payor mix shift towards third-party billing.

Salaries and related costs for the three months ended September 30, 1999 and 1998 were $8,035,000 and $5,338,000, respectively, representing an increase of $2,697,000, or 50.5%, in 1999. This increase was the result of increased personnel headcount due to the increase in case volume, as well as personnel costs incurred in connection with Company acquisitions. As a percentage of total revenues, salaries and related costs increased to 37.3% in 1999 from 36.6% in 1998. This increase was largely due to increasing personnel requirements associated with the support and maintenance of the Company's new information systems.

Selling, general and administrative expenses for the three months ended September 30, 1999 and 1998 were $7,987,000 and $5,913,000, respectively, representing an increase of $2,074,000 or 35.1 %, in 1999. The largest component of this increase was $689,000 in incremental laboratory supplies and courier costs due to increasing case volume growth. The Company also incurred an additional $884,000 in bad debt expense associated with increased revenues. Additionally, operating expenses increased by $472,000 in connection with Company acquisitions. As a percentage of total revenues, selling, general and administrative expenses decreased to 37.1% in 1999 from 40.6% in 1998 due to the implementation of certain operating efficiencies combined with a higher revenue realization per case.

Depreciation and amortization expense for the three months ended September 30, 1999 and 1998 was $1,865,000 and $926,000, respectively, representing an increase of $939,000, or 101.4%, in 1999. This increase was primarily due to an additional $180,000 in depreciation and amortization expense associated with increased capital equipment requirements, $165,000 in connection with leasehold improvements and $339,000 related to the second phase of the Company's internally developed information systems. The Company also incurred an additional $254,000 in amortization of intangible assets associated with the Company's 1998 acquisitions. Due to the incremental depreciation associated with the Company's new information systems and increasing amortization of intangible assets, depreciation and amortization increased as a percentage of total revenues to 8.7% in 1999 from 6.4% in 1998.

Income from operations for the three months ended September 30, 1999 and 1998 was $3,656,000 and $2,393,000, respectively, representing an increase of $1,263,000, or 52.8%, in 1999. The 1999 figure reflects an increase in Company operating margins from its core diagnostic and prognostic services, as well as an increase in higher profit biopharmaceutical services and recent Company acquisitions, partially diminished by increased depreciation and amortization. As a percentage of total revenues, income from operations increased to 17.0% in 1999 from 16.4% in 1998.

Other income, net for the three months ended September 30, 1999 and 1998, was $354,000 and $931,000, respectively, representing a decrease of $577,000, or 62.0%, in 1999. The decrease was the result of increased interest expense due to additional capital lease obligations and acquisition-related debt, as well as reduced interest income due to the sale of interest bearing securities, the proceeds of which were used to finance the Company's stock buyback program, the acquisition of BCP and the Company's preferred stock investment in ILEX.

The tax provision for the three months ended September 30, 1999 of $1,604,000 reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 1999 to be approximately 40.0%.

Net income for the three months ended September 30, 1999 and 1998 was $2,406,000 and $2,067,000, respectively, representing an increase of $339,000, or 16.4 %, in 1999. As a percentage of total revenues, net income decreased to 11.2% in 1999 from 14.2% in 1998. The decrease was primarily due to increased goodwill amortization associated with the Company's 1998 purchase of MRS, the acquisition of certain assets of BIS and PCI, the recent acquisition of certain assets of BCP and to a decrease in non-operating income.

                     Nine Months Ended September 30, 1999
              Compared with Nine Months Ended September 30, 1998

The Company's total revenues for the first nine months of September 30, 1999 and 1998 were $59,359,000 and $39,718,000, respectively, representing an increase of $19,641,000, or 49.5%, in 1999. This growth was primarily attributable to a
20.6 % increase in diagnostic and prognostic case volume resulting from increased sales and marketing activities, as well as to the successful incorporation of the Company's 1998 acquisitions of certain assets of BIS and PCI, the purchase of MRS and the recent acquisition of BCP. Additionally, revenue realization per case increased as a result of product mix changes toward cases which carry higher reimbursement rates, an increase in biopharmaceutical services billings and a continuing payor mix shift towards third party billing.

Salaries and related costs for the first nine months of September 30, 1999 and 1998 were $22,598,000 and $15,463,000, respectively, representing an increase of $7,135,000, or 46.1%, in 1999. This increase was the result of increased personnel headcount due to the increase in case volume, as well as personnel costs incurred in connection with the Company's expansion. Salaries and related costs, as a percentage of total revenues, decreased to 38.1% in 1999 from 38.9% in 1998. This decrease was facilitated by the Company's successful expansion strategy of incorporating complementary and synergistic technologies, combined with a higher revenue realization per case and the streamlining of operational and administrative duties.

Selling, general and administrative expenses for the first nine months of September 30, 1999 and 1998 were $22,462,000 and $15,956,000, respectively, representing an increase of $6,506,000, or 40.8%, in 1999. The largest component of this increase was $3,217,000 in incremental laboratory supply and courier costs due to the rapid case volume growth and product mix shift. The Company also incurred an additional $2,252,000 of bad debt expense associated with higher revenues. Additionally, operating expenses increased approximately $1,043,000 in connection with Company acquisitions. As a percentage of total revenues, selling, general and administrative expenses decreased to 37.9 % in 1999 from 40.2% in 1998 due to the implementation of certain operating efficiencies combined with a higher revenue realization per case.

Depreciation and amortization expense for the first nine months of September 30, 1999 and 1998 was $4,840,000 and $2,179,000, respectively, representing an increase of $2,661,000 or 122.1%, in 1999. This increase was primarily due to an additional $759,000 in depreciation and amortization expense associated with increased capital equipment requirements, $311,000 in connection with leasehold improvement activities, and $679,000 related to the second phase of the Company's internally developed information systems. The Company also incurred an additional $912,000 in amortization of intangible assets associated with the Company's acquisitions. Due to the incremental depreciation associated with the Company's new information systems and increasing amortization of intangible assets, depreciation and amortization increased as a percentage of total revenues to 8.2% in 1999 from 5.5% in 1998.

Income from operations for the first nine months of September 30, 1999 and 1998 was $9,459,000 and $6,119,000, respectively, representing an increase of $3,340,000, or 54.6%, in 1999. The 1999 figure reflects increased company operating margins from its core diagnostic and prognostic services and recent acquisitions, partially mitigated by increased depreciation and amortization. As a percentage of total revenues, income from operations increased to 15.9% in 1999 from 15.4% in 1998.

Other income, net for the first nine months of September 30, 1999 and 1998 was $1,403,000 and $2,065,000, respectively, representing a decrease of $662,000, or 32.1%, in 1999. The decrease was the result of increased interest expense primarily due to additional capital lease obligations and acquisition-related debt, as well as the sale of interest bearing securities, the proceeds of which were used to finance the Company's Treasury stock buyback program, the acquisition of BCP and the Company's preferred stock investment in ILEX.

The tax provision for the first nine months of September 30, 1999 of approximately $4,369,000 reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 1999 to be approximately 40.0%.

Net income for the first nine months of September 30, 1999 and 1998 was $6,494,000 and $4,934,000, respectively, representing an increase of $1,560,000, or 31.6%, in 1999. As a percentage of total revenues, net income decreased to 10.9% in 1999 from 12.4% in 1998. This decrease was primarily due to increased goodwill amortization associated with the Company's 1998 purchase of MRS, the 1998 acquisition of certain assets of BIS and PCI, the recent acquisition of certain assets of BCP and to a decrease in non-operating income.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through public offerings of common stock, the private issuance of convertible preferred stock, secured term loans and operating and capital equipment leases. In March 1998 the Company raised approximately $72,000,000 of capital through an underwritten follow on public offering of Common Stock. The Company's working capital and capital expenditure needs have increased and are expected to continue to increase as the Company expands its existing facilities and pursues its growth strategy.

The Company's cash and cash equivalent balances at September 30, 1999 and December 31, 1998 were $6,926,000 and $45,556,000, respectively, representing a decrease of $38,630,000 in 1999. This decrease was primarily due to the repayment of short term line of credit bank borrowings of $10,000,000, the repurchase by the Company of common stock for approximately $10,645,000 under the share buyback program initiated in December 1998, $5,000,000 for its investment in ILEX and the acquisition of BCP for $4,343,000. The Company also invested approximately $1,493,000 in marketable securities and used approximately $2,098,000 to satisfy its capital lease obligations and approximately $1,241,000 to meet its note obligations.

For the nine months ended September 30, 1999, net cash used in operating activities was approximately $67,000. This was primarily due to an increase in accounts receivable net of allowance for bad debt of approximately $11,886,000. The increase in net accounts receivable was primarily due to rapid sales growth as well as claims filing delays associated with the transition to the Company's new billing system. The continuing shift away from direct hospital billing and towards private insurance, which carries a higher revenue realization per case and requires additional time for obtaining patient billing information, also contributed to this increase. In addition, as a result of increased case volume growth, the introduction of several new products and changes in corporate purchasing methods, laboratory supply inventory increased approximately $2,379,000. These activities were partially offset by higher net income, as well as an increase in income taxes payable of $3,583,000 and an increase in accounts payable and accrued expenses of $651,000.

The Company incurred approximately $4,150,000 in capital expenditures associated with the development of the Company's outcomes database, network infrastructure and the Company's expansion of its laboratory and office facilities. The Company received approximately $407,000 for the nine months ended September 30, 1999 through the issuance of common stock upon the exercise of Company stock options and warrants.

In March 1998, the Company established an unsecured line of credit for an aggregate principal amount of $10,000,000 with Fleet Bank. Borrowing under the line bears interest at LIBOR plus 2.25%. In June 1999, the aggregate principal amount of this line was increased to $15,000,000. The new unsecured line bears interest at LIBOR plus 2.0%. As of September 30, 1999, the Company had no outstanding balance under this line. The line of credit has certain financial covenants which the Company was in compliance with at September 30, 1999. In July 1999, the Company established a $6,000,000 credit line for financing equipment, leasehold improvements and computer hardware and software with Newcourt Financial. Lease terms are based on 48 monthly payments at a rate equal to .35% above four year treasury notes. As of September 30, 1999, the Company had drawn $4,700,000 against this line of credit. Also, in September 1999, the Company established a $6,000,000 credit line for financing equipment, leasehold improvements and computer hardware and software with Fleet Bank. Lease terms are based on 48 monthly payments at a rate equal to .20% above four year treasury notes. As of September 30, 1999, none of this line of credit had been utilized.

The Company's growth strategy is anticipated to be financed through its current cash resources and existing third-party credit facilities. The Company believes the combination of these sources will be sufficient to fund its operations and satisfy the Company's cash requirements for the next 12 months and the foreseeable future. There may be circumstances, however, that would accelerate the Company's use of cash resources. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company.

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

Year 2000

The Company has reviewed its business systems, including its computer systems and laboratory equipment, and has been sending written inquiries to its customers and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the year 2000 approaches. This review was completed in April 1999. Based on this review, the Company has implemented a plan to achieve year 2000 compliance. The Company recently finalized the installation of an internally developed clinical and billing information system which addresses year 2000 issues. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems, suppliers and other third parties. Based on the review and testing performed to date, the Company believes that year 2000 issues will have a negligible impact on its operations, financial condition or cash flow. The Company has incurred approximately $35,000 to date related to year 2000. The Company estimates the cost of its year 2000 efforts to be approximately $50,000.

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

                               INDEX TO EXHIBITS
                         -----------------------------



Exhibit                                                            Page
Number                   Description                               Number
--------------------------------------------------------------------------------

27                      Financial Data Schedule                     19