Form 10-K
period 1999-12-31
IMPATH INC
filed 2000-03-30
CIK 1003114

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

                        Commission file number 0-27750
[LOGO OF IMPATH THE CANCER INFORMATION COMPANY]

                                  IMPATH INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 13-3459685
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

        521 West 57th Street
         New York, New York                               10019
   (Address of principal executive                     (Zip Code)
              offices)

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

      Aggregate market value as of February 29, 2000............... $286,345,368

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Common Stock, $.005 par value, as of February 29, 2000.......... 8,743,370

                      DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

  2000 Proxy Statement--Part III

                                    PART I

Item 1. Business.

Overview

  IMPATH Inc. (the "Company") specializes in providing patient-specific cancer diagnostic and prognostic information, with a particular expertise in difficult to diagnose tumors, prognostic profiles in breast and other cancers and lymphoma/leukemia analysis. The Company currently works with more than 7,400 physicians specializing in the treatment of cancer patients, in over 1,785 hospitals and 409 oncology practices. IMPATH's database currently contains more than 550,000 patient profiles. In addition, IMPATH can link its information with that of its tumor registry business to provide data on the full continuum of care, from diagnosis through treatment and outcomes on many patients. This information should be increasingly valuable to many constituents involved in the management of cancer including physicians, payors and developers of new therapies. More recently, the company has leveraged its years of experience and extensive database of patient profiles and relevant key biological data, in providing pharmaceutical, biotechnology and genomics companies with critical information to assist in accelerating oncology targeted-drug development. IMPATH is currently working on more than 50 projects with over 20 different pharmaceutical/biotechnology companies including 21 U.S. based and 4 international clinical trials. The Company is also providing information to several genomics companies in the area of gene discovery, development and ultimate commercialization of targeted, gene-based therapies.

  IMPATH believes that it currently performs more specialized analyses for difficult to diagnose cancer cases than any other institution in the world. The Company also believes that it is the leader in providing comprehensive patient-specific prognostic information for cancer. For example, IMPATH provided patient-specific prognostic information on more than 28% of all breast cancer cases in the U.S. in 1998. The Company's fastest growing business is the analysis of lymphomas and leukemias, with IMPATH analyzing 31,269 of such cases in 1999, representing an increase of 48% over 1998. Lymphoma/leukemia analysis represents an area in which IMPATH's expertise and utilization of sophisticated technologies are integrated to provide information for optimal disease management.

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

  The Company's revenues were $85.4 million in 1999, representing revenue growth of 52% over 1998. In fact, the 1999 fiscal year was IMPATH's tenth consecutive year of annual revenue growth in excess of 40%. Moreover, the fourth quarter of 1999 represented IMPATH's twenty-first consecutive quarter of record revenues and case volume. Income from operations and net income for 1999 were $12.1 million and $8.2 million, respectively, an increase of 42% and 19% over 1998.

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

Cancer Information Market

  The market for cancer diagnosis, prognosis and treatment is significant and growing. After heart disease, cancer is the leading cause of death in the United States. Approximately eight million Americans alive today have been diagnosed with cancer (excluding certain skin cancers). According to the American Cancer Society, the estimated number of cancer cases diagnosed annually in the United States (excluding certain skin cancers) grew from approximately 530,000 in 1963 to approximately 1.2 million in 1999, an increase of 126%. The growth in the number of cancer cases in the United States is expected to accelerate as the leading edge of the "baby boom" population approaches 55 years of age, the age at which the incidence of cancer begins to rise sharply. Earlier diagnosis and better information have led to more effective treatment and have increased the five-year survival rate of cancer patients from 39% in 1963 to approximately 58% in 1998.

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

  Expertise. IMPATH specializes in cancer tests that require a level of medical knowledge and technical expertise not found in the average community hospital and not readily accessible in academic medical centers. IMPATH believes that its medical staff has more experience in providing comprehensive tissue-based diagnostic and prognostic analyses of cancer than virtually any other group of practitioners. IMPATH currently receives an average of 600 cases per day. The experience derived from such a volume of cases leads to superior professional and technical expertise. This expertise is reflected in IMPATH's database of more than 550,000 cancer cases analyzed to date, with more than 148,000 cases added during 1999 alone. The Company is linking these data to outcomes and cost information in order to demonstrate the value of IMPATH's services to payors and to provide new cancer information services to providers, payors, biopharmaceutical and large pharmaceutical companies and clinical research organizations. See "--Company Strategy."

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

  Increase market penetration of diagnostic and prognostic services. IMPATH believes that it has a significant opportunity to continue to increase its revenues and case volume from existing clients as well as through new relationships with hospitals, physicians and payors. The Company intends to continue to grow its core business by increasing the number of cases received from existing clients, continuing to incorporate new technologies and expanding the services it offers to the oncology outpatient market. Case volume for 1995 was 43,287; in 1999 that figure increased to 148,302, representing an average annual growth rate of 37.1%. In part as a result of the more complex analyses per case required to assess tumor activity, the Company's average revenue realization per case has increased as well. The average revenue realization per case (excluding cytogenetic and serum analyses) has increased from approximately $340 in 1995 to approximately $646 in 1999, representing an average annual increase of 18.3%.

  Managed care networks represent an important business opportunity for the Company because, in many cases, unnecessary treatment can be avoided and significant cost savings can be achieved through the relatively inexpensive services provided by the Company. An IMPATH case analysis typically costs between $300 and $1,500 and contains information which can be critical for physicians to avoid ineffective courses of therapy costing many thousands of dollars. The Company intends to expand its presence in managed care by aggressively marketing the cost-effectiveness and clinical benefits of its services and assisting managed care companies in developing cancer treatment protocols.

  In order to implement this strategy, the Company intends to continue to identify and incorporate new technologies and scientific developments and to recruit and train medical, scientific, customer service and sales personnel to meet the demands of its expanding business.

  Pursue strategic acquisitions and alliances. The Company has successfully completed the acquisition and integration of several complementary regional businesses which have added to the breadth and depth of its technological expertise and services and believes that there are other similar acquisition candidates, including companies with significant national and international presences. The Company intends to continue to pursue selective acquisitions of companies that will enhance its cancer management information database. These acquisitions also may include companies involved in health care information services and companies that have expertise in the evaluation of medical data and cost analysis.

  Expand and enhance database capabilities. In the course of performing sophisticated analyses on hundreds of thousands of tumor samples, IMPATH gathers vast amounts of valuable data. By combining the genetic and biochemical markers uncovered through these analyses with its rapidly growing outcomes-focused database, IMPATH can help identify the genetic basis for responsiveness to therapy, side effects of treatment and even disease predisposition. The Company can provide patient-specific information regarding the aggressiveness of a tumor and, in many cases, the specific type of therapy from which a patient will most likely benefit.

  Building on the data it gathers daily on more than 600 cases, IMPATH has added to its database through strategic acquisitions and alliances with value-added data streams. Through the acquisition of Medical Registry Services and the joint venture with Affiliated Physicians Network, IMPATH has increased its capabilities in generating patient-specific treatment and outcomes information to meet the demands of physicians, payors and drug developers in the more effective management of cancer. The therapeutic, treatment and outcomes information provided by these resources, when paired with IMPATH's biological and molecular data, creates an unparalleled continuum of care profile from diagnosis to treatment and through follow-up. The database adds value to all the participants involved in treating cancer, from the providers of health care to the patients who receive it.


  Provide Information to Biopharmaceutical/Genomics Companies. IMPATH has leveraged its expertise in diagnostic and molecular technology to develop a successful commercial business focused on supporting oncology drug development. The business has been designed to support all phases of oncology drug development from discovery, to clinical trials, and post launch marketing support and on to label expansion.

  Utilizing its existing resources, IMPATH can provide the essential biological resources for gene discovery and gene therapy research. This is achieved through a worldwide surgical oncology investigator network that acquires, normal human tissue, tumor tissue and serological specimens with the patient's informed consent. These specimens are characterized and assessed for quality at IMPATH and then stored at IMPATH's biorepository, BioStorTM. These well-characterized, well-documented samples provide pharmacogenomic companies with a critical component in gene target identification, target validation and drug development.

  In the steps following gene/drug discovery, IMPATH plays a critical role in the pre-clinical and clinical phases of oncology drug development. In the pre-clinical setting, IMPATH's expertise in leading edge technology is used to assess and develop assays that are used to predict how a drug will work, and which types of cancer patients are most likely to respond to the drug. The process involves a detailed assessment of a drug's target, molecules related to that target and the corresponding presence or absence of these molecules on patient specimens.

  In the clinical trial setting, IMPATH applies these very same assays to assess patient eligibility for clinical trials, and to ascertain whether a patient is responding to the drug in the manner intended (also known as surrogate end-point analyses).

  As the biopharmaceutical industry increasingly utilizes predictive tests to design clinical trials and surrogate end-points to assess drug efficacy and patient response, IMPATH is well positioned to capitalize on opportunities in this industry.

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

  IMPATH addresses these issues by virtue of its extensive experience in applying and performing analyses and by the background and expertise of its medical staff. IMPATH currently receives an average of 600 cases a day. Because of IMPATH's significant case volume, its professionals have been able to expand their considerable experience, and have been able to develop individual areas of expertise.

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

  The following chart summarizes the Company's use of technologies in its analyses of cancer:


                                        Flow
                                      Cytometry
                                         And                           Micrometas    Drug
  Category of Analysis   Immunohisto-   Image   Molecular                tases    Resistance  Serum
   and Type of Cancer     chemistry   Analysis  Pathology Cytogenetics Detection    Assay    Analysis
  --------------------   ------------ --------- --------- ------------ ---------- ---------- --------
Predisposition..........                             X
Diagnosis:
 Difficult to
  Diagnose Cancers......       X
 Lymphoma/Leukemia......       X           X         X          X
Prognosis/Treatment
 Determination:
 Breast.................       X           X                                X          X         X
 Lymphoma/Leukemia......       X           X         X          X           X          X
 Prostate...............       X           X                                X          X         X
 Other (e.g., Colon,
  Bladder, Ovarian).....       X           X                                X          X         X
Follow-up:
 Breast.................                             X                      X                    X
 Lymphoma/Leukemia......                             X          X
 Prostate...............                             X                      X                    X
 Other (e.g., Colon,
  Bladder, Ovarian).....                             X                      X                    X


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

 Micrometastases Detection

  Micrometastases is the minute spread of cancer cells from one part of the body to another. Because the tumor cells are so few, they generally do not have enough mass to be observed using conventional methods. The presence of these occult tumor cells in blood, bone marrow and lymph nodes serves as an important means of stratifying cancer patients and predicting a poor clinical outcome. Recent technologies have developed exceptionally sensitive detection levels for minimal residual cancer or micrometastases.

  IMPATH employs five technologies, across a range of tumor types, to determine the presence of occult tumor cells down to as few as 1 in 20 million cells. With the acquisition of certain assets of Biological & Immunological Science Laboratories, Inc. in 1998 ("BIS"), IMPATH enhanced its scientific leadership in lymph node and bone marrow micrometastases detection in early and late stage cancers. BIS added critical expertise in detection and characterization assays used to determine the growth potential or capacity of small numbers of micrometastatic tumor cells in blood, bone marrow and stem cell products. Cell colonies have been shown to grow when there are as few as 1 tumor cell in 2 million. This analysis serves to evaluate the extent of disease for appropriate staging, to monitor a patient's response to therapy and to ascertain if post-transplant therapy may be of benefit. Analyses performed by BIS have been the subject of numerous publications including extensive documentation of the use of minimal residual disease detection in bone marrow and stem cell transplants for breast cancer patients.

 Drug Resistance Assay

  The primary reason cancer patients fail chemotherapy is drug resistance since each individual's cancer can react differently to chemotherapy agents. The Drug Resistance Assay ("DRA") can provide valuable information about the pattern of resistance unique to that particular patient, allowing the oncologist to better target therapy to the tumor. Many mechanisms have been identified which contribute to the development of cancer cell resistance to treatment; some tumors are highly resistant to virtually every anticancer drug, while others are very sensitive. The DRA performed by IMPATH measures the net effect of these mechanisms in the cells of the individual patient, allowing the oncologist to exclude chemotherapy agents unlikely to be effective, while selecting drugs with the greatest likelihood of clinical impact. This spares cancer patients the morbidity of ineffective chemotherapy and while improving response and prolonging survival.

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

  With more than 550,000 analyzed cases to date, IMPATH is rapidly incorporating the diagnostic and prognostic information generated from its analyses of cases into its cancer database. The demographics of these cases are: 250,134 breast cancer prognostics and treatment profiles; 146,191 complex cancer diagnoses; 92,640 lymphoma and leukemia classifications; and 62,554 analyses of other cancers (e.g., prostate, bladder, uterine).

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

  Because of its unique approach to breast cancer, IMPATH believes that it is the leader in providing the most comprehensive prognostic information essential to the management of breast cancer. In 1998, the Company provided patient-specific prognostic information on more than 28% of all such cases in the U.S., and in and over 35% of cases diagnosed in the New York metropolitan area, California and Florida, the Company's largest markets. The Company's specialized expertise in breast cancer has not only allowed it to play a significant role in optimizing patient-specific breast cancer treatment nationwide but has also allowed it to be well positioned to develop the most comprehensive outcomes-focused database in breast cancer.

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

  Lymphoma. The clinical significance of IMPATH's diagnostic technology is illustrated by the fact that during 1999, of all the suspected lymphoma cases sent to IMPATH for analysis, approximately 10-15% were found to be an infection or inflammation rather than cancer. Prior to the development of certain technologies used by IMPATH, such cases may have been misdiagnosed as cancer. In the cases identified by IMPATH as not being cancer, patients who were suspected of having a hematopoietic malignancy were spared the trauma, risk and cost associated with unnecessary treatment. Of the cases sent to IMPATH in 1998 that were in fact lymphomas, the technology applied by the Company permitted an assignment of the "grade" of the lymphoma, a process recommended by the International Lymphoma Study Group (1994). The grading of lymphomas is an important process that influences the treatment decisions of physicians and can result in better outcomes for a lymphoma patient.

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

  Information that establishes the biological aggressiveness of an individual's tumor and predicts response to therapy for that particular patient is crucial to optimizing outcome for that patient. IMPATH believes that its expertise in this area, as well as its access to increasing numbers of cancer specimens, will allow it to continue to expand its comprehensive database for predicting outcomes in various types of cancer. The Company believes that this database will be increasingly important to the medically optimal and cost- effective management of the cancer patient.

Sales and Marketing

  Sales Force. As of December 31, 1999, the Company's sales force consisted of 50 employees, including a Vice President--Sales and Marketing, four regional Directors, and 45 sales representatives. The IMPATH sales force consists of highly trained individuals with extensive scientific backgrounds and successful sales records with health care companies. The sales force focuses on educating clients about the benefits of the Company's services in managing cancer. IMPATH believes that the technical and clinical knowledge of its sales force distinguishes it from other companies.

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

  During 1997, 1998 and 1999, the Company received the following estimated percentages of its total revenues for diagnostic and prognostic services from the respective payors identified below:

                                                   Year Ended December 31,
                                                   ---------------------------
   Payor                                            1997      1998      1999
   -----                                           -------   -------   -------
   Hospitals......................................      26%       21%       17%
   Private Insurance/Managed Care.................      44        50        55
   Medicare.......................................      25        25        23
   Individual Patients............................       5         4         5
                                                   -------   -------   -------
     Total........................................     100%      100%      100%
                                                   =======   =======   =======

  For a discussion of the changes in these percentages in 1999, see Item 7 of this Annual Report on Form 10-K.

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

  False Claims/Anti-Kickback. The Company is also subject to federal and state laws prohibiting an individual or entity from knowingly presenting claims for payment (by Medicare, Medicaid and certain other third-party payors) that contain false or fraudulent information. These laws provide for both civil and criminal penalties. Furthermore, providers found to have submitted claims which they knew were false or fraudulent, or for items or services that were not provided, may be required to make significant payments to the government (including damages and penalties in addition to the reimbursements previously collected) and may be excluded from Medicare and Medicaid participation. Actions under false claims laws have increased significantly in recent years and have increased the risk that a business engaged in the healthcare industry, such as the Company, may become the subject of a federal or state civil and/or criminal investigation or action, be required to defend such action, be subjected to possible civil and criminal fines, be sued by private payors and be excluded from Medicare, Medicaid and/or other federally funded healthcare programs as a result of such an action.

  The Social Security Act imposes criminal penalties and exclusions from federal health care programs (including Medicare) upon persons who make or receive kickbacks, bribes or rebates in connection with a federal health care program (including Medicare). The anti- kickback rules prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item covered by a federal health care program (including Medicare) or ordering any such covered service or item. In order to provide guidance with respect to the anti-kickback rules, the Office of the Inspector General ("OIG") issued final regulations outlining certain "safe harbor" practices, which although potentially capable of inducing prohibited referrals, would not be prohibited if all applicable requirements are met. A relationship which fails to satisfy a safe harbor is not necessarily illegal, but could be scrutinized on a case-by-case basis. The OIG has issued final rules regarding its recently mandated proposals for accepting and issuing advisory opinions on the anti-kickback rules.

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

  Self Referral Regulations. Under another provision, known as the "Stark" law or "self-referral" prohibition, physicians who have an investment or compensation relationship with an entity furnishing clinical laboratory services (including pathology services) may not, subject to certain exceptions, refer clinical laboratory analyses for Medicare patients to that entity. Similarly, facilities may not bill Medicare or any other party for services furnished pursuant to a prohibited referral. Violation of these provisions may result in disallowance of Medicare claims for the affected analysis services, as well as the imposition of civil monetary penalties and program exclusion. Under the Stark law and the regulations implementing the law, a physician may make payments to a clinical laboratory in exchange for the facility's provision of clinical laboratory services and continue to refer Medicare patients to that laboratory.

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

  The confidentiality of patient medical records is subject to substantial regulation by the state and federal governments. State and federal laws and regulations govern both the disclosure and the use of confidential patient medical record information. Legislation governing the dissemination and use of medical record information is continually being proposed at both the state and federal levels. Additional legislation may require that holders or users of confidential patient medical information implement measures to maintain the security of such information and may regulate the dissemination of even anonymous patient information. Furthermore, physicians and other persons providing patient information to the Company are also required to comply with these laws and regulations. If a patient's privacy is violated, or if the Company is found to have violated any state or federal statute or regulation with regard to confidentiality, dissemination or use of patient medical information, the Company could be liable for damages, or for fines or penalties. The Company believes that it is in material compliance with all applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. However, there can be no assurance that differing interpretations of existing laws and regulations or the adoption of new laws and regulations would not have a material adverse effect on the ability of the Company to obtain or use patient information which, in turn, could have a material adverse effect on the Company's plans to develop and market its cancer information database.

Insurance

  The Company is presently covered by general liability insurance in the amount of $6.0 million per occurrence and $7.0 million in the aggregate, professional liability insurance in the amount of $6.0 million per occurrence and $8.0 million in the aggregate for the Company's Medical Directors and other physicians, and Directors and Officers liability insurance in the amount of $5.0 million per occurrence and in the aggregate. The Company's liability insurance covers claims relating to the handling and disposal of medical specimens and infectious and hazardous waste, except in the event of malfeasance or fraud by the Company. Management believes that these amounts and types of coverage are adequate to protect the Company and its property against material loss.

Employees

  As of December 31, 1999, the Company had 570 full-time and 60 permanent part-time employees, of which 165 were management, administrative and clerical personnel, 50 were engaged primarily in marketing and sales activities and 415 were engaged in laboratory and related operations. None of the Company's employees is covered by collective bargaining agreements. The Company believes its employee relations are good.

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

  Micrometastases: Presence of a small number of tumor cells, particularly in the 3 lymph nodes and bone marrow, not readily detected by microscopic examination.

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

  Southern Blotting: A technique in which DNA is fragmented, electrophoresed and reacted with labeled fragments of DNA (probes).

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

Item 2. Properties.

  The Company's main facility and executive offices are located at 521 and 533 West 57th Street, New York, New York, where the Company leases approximately 51,300 square feet of space under a 12 1/2-year lease expiring in November 2010. In 1999 the Company signed an amended lease agreement providing for additional rental space of 28,700 square feet at 521 West 57th Street. The Company anticipates occupying this space in June 2000. The two leases provide for minimum aggregate annual rental payments of approximately $1,069,519. The Company is also required to pay for repairs, property taxes and insurance relating to this facility.

  The Company's California facility and offices are located at 5230 Pacific Concourse Drive, Los Angeles, California, where the Company has entered into a lease expiring November 2000 for approximately 22,750 square feet of space. This facility commenced operations in December 1995. The lease provides for minimum annual rental payments of approximately $453,900. The Company is also required to pay for repairs, property taxes and insurance relating to this facility. On December 28, 1999 the Company entered into a new lease agreement which expires August 2010 for approximately 68,800 square feet of space. The Company will commence operations in the new facility in August 2000. The new lease provides for minimum annual rental payments of approximately $1,768,587. The Company is also required to pay for repairs, property taxes and insurance relating to this facility.

  The Company's Arizona facility and offices are located at 810 E. Hammond Avenue, Phoenix, Arizona, where the Company leases approximately 22,600 square feet of space under a lease which expires September 2006. The Company commenced operations at this facility in January 1997, when it completed the acquisition of certain assets of Oncogenetics, Inc. The lease provides for minimum annual rental payments of approximately $141,400. The Company is also responsible for all maintenance, property taxes and insurance relating to the facility.

  The facility and offices of the Company's BIS division are located at 19231 Victory Boulevard, Reseda, California, where the Company leases approximately 3,046 square feet of space under a month-to-month lease. The lease provides for minimum aggregate annual rental payments of approximately $43,190. The Company is also required to pay for repairs, property taxes and insurance relating to this facility.

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

  The office of the Company's Physician Choice subsidiary is located at 8403 Colesville Road, Silver Spring, Maryland, where the Company leases 2,236 square feet of space under a five year lease expiring in April 2004. The lease provides for minimum annual rental payments of approximately $49,530. The Company is also responsible for all maintenance, property taxes and insurance relating to this space.

  The facility and offices of the Company's BioClinical Partners subsidiary is located at 25 Kenwood Circle, Franklin, Massachusetts, where the Company leases approximately 9,200 square feet of space under a lease which expires March 2002. The lease provides for minimum annual rental payments of approximately $59,800. The Company is also required to pay for repairs, property taxes and insurance relating to the facility.

  The facility and offices of the company's Pacific Coast Reference Laboratories subsidiary is located at 11215 Knott Avenue, Cypress, California, where the Company leases approximately 8,020 square feet of space under a lease expiring in January 2004. The lease provides for minimum annual rental payments of approximately $76,050. The Company is also responsible for all maintenance, property taxes and insurance relating to the facility.

  The company's New Jersey office is located at 25 Rockwood Place, Englewood, New Jersey, where the company leases approximately 1,500 square feet of space under a lease which expires December 2002. The lease provides for minimum annual rental payments of approximately $33,800. The company is also required to pay for repairs, property taxes and insurance related to this space.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The Company's Common Stock trades on the Nasdaq National Market under the symbol "IMPH." The following table sets forth the range of high and low bid prices per share for the Common Stock for the period from January 1, 1998 through February 28, 2000.

                                                                 High     Low
                                                               -------- --------
   Fiscal 1998
   First Quarter.............................................. $40 3/8  $29 3/4
   Second Quarter.............................................  39 5/8   22 1/2
   Third Quarter..............................................  31 3/4   18 3/8
   Fourth Quarter.............................................  40 1/8   20 7/8
   Fiscal 1999
   First Quarter..............................................  28 5/8   22 7/8
   Second Quarter.............................................  28 3/4   23 1/2
   Third Quarter..............................................  36 7/16  23 1/4
   Fourth Quarter.............................................  30       17 1/16
   Fiscal 2000
   First Quarter (through February 28, 2000)..................  36       21

  On March 10, 2000, the last sale price of the Common Stock as reported on the Nasdaq National Market was $38.56. As of January 31, 2000, there were approximately 58 record holders of the Common Stock.

Item 6. Selected Financial Data.

  The following table sets forth selected consolidated financial and operating data of the Company as of December 31 in each of 1995 through 1999 and for each of the years in the five-year period ended December 31, 1999. The consolidated statement of operations and consolidated balance sheet data have been derived from the Company's consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants. Such consolidated balance sheets as of December 31, 1998 and 1999 and consolidated statements of operations for each of the years in the three-year period ended December 31, 1999 and the notes thereto are included in Item 14(a) of this Annual Report on Form 10-K. The historical consolidated financial data should be read in conjunction with and are qualified in their entirety by reference to the consolidated financial statements of the Company and the related notes thereto and to Item 7 of this Annual Report on Form 10-K.

                                               Year Ended December 31,
                                       -----------------------------------------
                                        1995     1996     1997    1998    1999
                                       -------  -------  ------- ------- -------
                                        (in thousands, except per share data)
Consolidated Statement of Operations
 Data:
Total revenues.......................  $14,714  $21,965  $37,063 $56,259 $85,366
  Salaries and related costs.........    6,830    9,432   15,056  21,532  32,323
  Selling, general and
   administrative....................    6,467    9,108   14,701  22,714  34,002
  Depreciation and amortization......      396      787    1,521   3,492   6,960
                                       -------  -------  ------- ------- -------
Total operating expenses.............   13,693   19,327   31,278  47,738  73,285
                                       -------  -------  ------- ------- -------
Income from operations...............    1,021    2,638    5,785   8,521  12,081
Other income.........................       22    1,030      716   3,002   1,643
                                       -------  -------  ------- ------- -------
Income before income tax expense.....    1,043    3,668    6,501  11,523  13,724
Income tax expense...................      --     1,621    2,852   4,575   5,489
                                       -------  -------  ------- ------- -------
Net income...........................    1,043    2,047    3,649   6,948   8,235
Accrued dividends on Preferred
 Stock(1)............................     (478)     (82)     --      --      --
                                       -------  -------  ------- ------- -------
Net income available to common
 stockholders........................  $   565  $ 1,965  $ 3,649 $ 6,948 $ 8,235
                                       =======  =======  ======= ======= =======
Per common and common equivalent
 share:
  Basic:
   Net income per common share(1)....  $  0.36  $  0.41  $  0.68 $  0.91 $  1.04
                                       =======  =======  ======= ======= =======
   Weighted average common and common
    equivalent shares
    outstanding(2)...................    2,921    4,961    5,398   7,635   7,948
                                       =======  =======  ======= ======= =======
  Diluted:
   Net income per common share
    assuming dilution(1).............  $  0.31  $  0.38  $  0.63 $  0.87 $  1.01
                                       =======  =======  ======= ======= =======
   Weighted average common and common
    equivalent shares outstanding
    assuming dilution(2).............    3,371    5,404    5,809   8,002   8,153
                                       =======  =======  ======= ======= =======
                                               Year Ended December 31,
                                       -----------------------------------------
                                        1995     1996     1997    1998    1999
                                       -------  -------  ------- ------- -------
Consolidated Selected Operating Data:
Number of cases reported.............   43,287   55,539   87,884 129,081 148,302
Number of hospitals served...........    1,118    1,360    1,670   1,740   1,788
Number of oncology practices served..      --       --       141     290     409

                                               Year Ended December 31,
                                        --------------------------------------
                                         1995   1996    1997    1998    1999
                                        ------ ------- ------- ------- -------
                                                    (In thousands)
Consolidated Balance Sheet Data:
Working capital........................ $3,622 $30,768 $21,951 $80,696 $56,105
Total assets...........................  9,261  37,581  46,342 150,033 149,777
Long-term obligations, net of current
 portion...............................  1,130   1,430   2,726   4,026  11,178
Total stockholders' equity.............  5,655  33,638  38,309 124,587 120,314

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

  The Company's revenues, which have increased an average of approximately 55% annually since 1995, have been derived from performing specialized cancer analyses for which IMPATH typically bills various third-party payors, such as private insurance plans, managed care plans and governmental programs (e.g., Medicare), as well as hospitals and individual patients. Over the last few years, the Company has experienced increased pressures on reimbursement and expects such pressures to cause reduced unit pricing for diagnostic and prognostic analyses in future periods. The revenue generated from private insurance and managed care has increased significantly as a percentage of total revenue in the last two years as a result of increased focus by the Company's sales force on oncology officers as well as a desire by the Company's hospital clients to have the Company bill third parties directly. Despite those pressures, the Company has experienced increasing average reimbursement trends due to changes in its product mix and application of new technologies. The Company also derives revenues by licensing its tumor registry software to community hospitals and state agencies as well as providing contract laboratory services and cancer database and pharmacoeconomic information to pharmaceutical companies.

  The following table sets forth the percentages of total revenues represented by certain items reflected in the Company's consolidated statements of operations. The Company's business generally has been unaffected by seasonality, except for slower growth in revenues during the third quarter of its fiscal year due to reduced summertime activity.

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
   Total revenues................................     100.0%    100.0%    100.0%
   Operating expenses:
    Salaries and related costs...................      40.6      38.3      37.9
    Selling, general and administrative..........      39.8      40.4      39.8
    Depreciation and amortization................       4.0       6.2       8.2
                                                   --------  --------  --------
   Total operating expenses......................      84.4      84.9      85.9
                                                   --------  --------  --------
   Operating income..............................      15.6      15.1      14.1
                                                   --------  --------  --------
   Net income....................................       9.8      12.4       9.6
                                                   ========  ========  ========

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

  On August 31, 1998 the Company acquired certain assets of Medical Registry Services, Inc. ("MRS") for the issuance of 550,000 shares of IMPATH common stock valued at $13.75 million. After the consideration of certain other expenses related to the acquisition and after recording net tangible assets of MRS, the Company recorded approximately $17.3 million in intangibles. MRS is a leading developer and marketer of cancer registry software products that are currently utilized in over 400 hospitals throughout the United States. The products are used to collect and manage critical diagnostic, treatment, follow-up and outcomes data on cancer patients. The Company and MRS, which at the time of the acquisition had approximately 200 common clients, began a relationship through a strategic joint venture in January, 1997. The acquisition of MRS significantly enhances IMPATH's oncology information capabilities by matching its diagnostic and prognostic data with treatment and outcomes information from MRS. Additionally, it provides IMPATH with an ongoing link to its clients as its ability to supply hospitals and oncologists with critical information for optimal disease management will continue to expand. MRS's revenues are derived from licensing fees paid by hospitals utilizing its proprietary tumor registry software.

  On September 2, 1998 the Company acquired Physician Choice, Inc. ("PCI") for the sum of $1.0 million, with $400,000 payable immediately, an additional $400,000 payable in four equal semi-annual installments beginning March, 1999 with interest accruing at 8% per annum and $200,000 payable in IMPATH common stock. An initial 1,980 shares of common stock, having a fair market value of $50,000, were issued on September 2, 1998 and 1,786 shares of common stock, having a fair market value of $50,000, were issued on September 2, 1999, with the remaining shares to be issued in two equal annual installments beginning September 2, 2000. PCI is a leading provider of post-clinical, pre-marketing, cost-benefit analyses to pharmaceutical and biotechnology companies in connection with new oncology drugs entering the marketplace. By focusing on cancer, and utilizing health care outcomes and other efficacy measures, PCI has achieved a better understanding of the way healthcare is delivered in that specialty. PCI's revenues are generated on a per project basis from pharmaceutical and biotechnology companies.

  On August 30, 1999 the Company acquired certain assets of BioClinical Partners, Inc. ("BCP"), for $6.9 million cash, and the issuance of 60,000 shares of IMPATH common stock valued at $1,635,000. The terms provide for an initial payment of $4.8 million, and $2.1 million payable in three equal annual installments beginning August 30, 2000, contingent on achievement of previously established revenue targets, with interest accruing at 6% per annum. The shares are to be issued in two installments, 40,000 shares on January 3, 2000 and 20,000 shares on January 2, 2001. BCP is a global medical research network that obtains and provides access to benign and malignant tissue and clinically relevant peripheral blood specimens to support oncology research and product development. This strategic acquisition provides IMPATH with another critical component in the oncology drug discovery process and extends the range of services provided through IMPATH's BioPharmaceutical services.

  On November 22, 1999 the Company purchased certain assets of Pacific Coast Reference Laboratories, Inc. ("PCRL"), for up to $5.4 million cash, with $4.6 million payable immediately and an additional $800,000 payable in four equal semi-annual installments beginning May 2000, contingent on achievement of previously established revenue targets, with interest accruing at 6% per annum. PCRL is a California based, oncology-focused testing facility specializing in anatomic pathology utilizing immunohistochemistry and flow cytometry technologies.

  The aforementioned acquisitions have been accounted for using the purchase method with results of operations of the respective entities being included with the results of the Company since the respective acquisition dates. The excess of the purchase price over the net assets acquired on BIS, PCI, BCP and PCRL acquisitions principally relate to customer lists, which are included in intangible assets on the Company's consolidated balance sheet and are being amortized over periods of up to fifteen years. The excess of the purchase price over the net assets acquired for the MRS purchase primarily relates to the customer list, trade name, software and goodwill which are included in intangible assets on the accompanying balance sheets and are being amortized over periods of 5 to 20 years.

Recent Investment

  On September 27, 1999 the Company completed a $5 million investment in a private placement of preferred stock in ILEX Oncology Service, Inc. (ILEX). ILEX is a drug development company focused exclusively on accelerated development of drugs for the treatment and management of cancer. This investment accrues dividends per share at the rate per annum of $1.031 and is convertible into common shares of ILEX's parent Company. This investment will enable IMPATH to become a preferred provider of anatomic and molecular pathology services for ILEX and enhance the participation in oncology research for both companies. The collaboration of combining the international oncology drug development experience of ILEX and IMPATH's expertise in cancer analysis and database capabilities will enable the Company to play a greater role in the international market.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

  The Company's total revenues in 1999 and 1998 were $85.4 million and $56.3 million, respectively, representing an increase of $29.1 million, or 51.7%, in 1999. This growth was primarily due to a 15% increase in case volume resulting from increased sales and marketing activities and a 27% increase in revenue realization per case due to the continuing product mix shift toward cases which carry higher reimbursement rates. In addition, revenues increased as a result of the successful integration of the Company's recent acquisitions.

  Salaries and related costs in 1999 and 1998 were $32.3 million and $21.5 million, respectively, representing an increase of $10.8 million, or 50.2%, in 1999. This increase was primarily due to personnel costs associated with the Company's case volume growth as well as increases in personnel resulting from the Company's recent acquisitions. As a percentage of total revenues, salaries and related costs decreased to 37.9% in 1999 from 38.3% in 1998. This decrease was facilitated by the Company's successful expansion strategy resulting in streamlining of operational and administrative duties combined with a higher revenue realization per case.

  Selling, general and administrative expenses in 1999 and 1998 were $34.0 million and $22.7 million, respectively, representing an increase of $11.3 million, or 49.8%, in 1999. The largest component of this increase was $4.6 million in incremental supply costs associated with rapid case volume growth, recent acquisitions and the continuing product mix shift towards lymphomia/leukemia testing which requires more analyses per case. The Company also recorded $4.3 million of increased bad debt expense associated with higher revenues, and the billing and collection delays associated with the new billing system. Additionally, $2.4 million of the increase in selling, general and administrative expenses was a result of increased operating expenses incurred in connection with the Company's recent acquisitions. As a percentage of total revenues, selling, general and administrative expenses decreased to 39.8% in 1999 from 40.4% in 1998 due to the implementation of certain operating efficiencies combined with a higher revenue realization per case.

  Depreciation and amortization in 1999 and 1998 was $7.0 million and $3.5 million, respectively, representing an increase of $3.5 million, or 100.0%, in 1999. This increase was due to approximately $993,000 in intangible amortization associated with the purchase of certain assets of MRS, an additional $488,000 in amortization associated with New York facility leasehold improvements and $1,069,000 in amortization expenses associated with the Company's new clinical and billing systems which were implemented in 1999. As a result of these factors, depreciation and amortization expenses as a percentage of revenues increased to 8.2% in 1999 compared to 6.2% in 1998.

  Income from operations in 1999 and 1998 was $12.1 million and $8.5 million, respectively, representing an increase of $3.6 million, or 41.8%, in 1999. The 1999 figure reflects an increase in bad debt expense associated with billing and collection delays related to the Company's billing system's conversion, as well as increased amortization expense in connection with the Company's new information system and intangible amortization associated with Company acquisitions. As a result, as a percentage of total revenues, income from operations decreased to 14.1% in 1999 from 15.1% in 1998.

  Other income, net for 1999 and 1998 was $1.6 million and $3.0 million, respectively, representing a decrease of approximately $1.4 million in 1999. The decrease was the result of increased interest expense primarily due to additional capital lease obligations and acquisition-related debt, as well as the sale of interest bearing securities, the proceeds of which were used to finance the Company's stock buyback program, the acquisition of BCP and the Company's preferred stock investment in ILEX.

  The tax provision for 1999 of approximately $5.5 million reflects federal, state and local income tax expense. The effective tax rate for 1999 was 40.0% compared to 39.7% in 1998. This increase resulted from an increase in the Company's state and local tax provision associated with a reduction in tax exempt interest income.

  Net income in 1999 and 1998 was $8.2 million and $6.9 million, respectively, representing an increase of $1.3 million, or 18.5%, in 1999. As a percentage of total revenues, net income decreased to 9.6% in 1999 from 12.4% in 1998 primarily due to the higher depreciation and amortization costs and lower interest income.

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

  Salaries and related costs in 1998 and 1997 were $21.5 million and $15.1 million, respectively, representing an increase of $6.4 million, or 42.4%, in 1998. This increase was primarily due to personnel costs associated with the Company's case volume growth as well as increases in personnel headcount resulting from the Company's acquisitions during 1998. As a percentage of total revenues, salaries and related costs decreased to 38.3% in 1998 from 40.6% in 1997. This decrease was facilitated by the Company's successful expansion strategy of incorporating complementary and synergistic technologies, as well as streamlining operational and administrative duties.

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

  Other income, net for 1998 and 1997 was $3.0 million and $716,000, respectively, representing an increase of approximately $2.2 million in 1998. This increase was the result of interest income generated from the proceeds of the Company's follow-on offering of common stock in March 1998, partially offset by increased interest expense due to additional capital lease obligations.

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

  The Company's cash and cash equivalent balances at December 31, 1999 and 1998 were approximately $5.3 million and $45.6 million, respectively, representing a decrease of $40.3 million in 1999. The Company also had approximately $23.7 million invested in a portfolio of investment-grade fixed-income securities at December 31, 1999, representing a $6.3 million decrease from the $30.0 million which was invested in this portfolio at December 31, 1998. The decrease was primarily due to the repayment of the short-term line of credit bank borrowings of $10 million and the repurchase by the Company of 642,050 shares of common stock for approximately $15.4 million under the stock buyback program that was initiated in December 1998. In addition, other uses of cash included the acquisition of certain assets of BCP for $4.8 million and PCRL for $4.5 million, as well as a $5.0 million preferred stock investment in ILEX. The Company also used approximately $3.1 million to satisfy its capital lease obligations and approximately $1.9 million to meet its note obligations.

  For 1999, cash provided by operating activities was approximately $1.6 million. This was the result of cash inflows from the Company's net income, partially offset by increases in accounts receivable, net of allowance for bad debt of $15.9 million due to rapid sales growth as well as billing and collection delays associated with the Company's new billing system. The Company also experienced increases in income taxes payable of approximately $3.7 million and in accounts payable and accrued expenses of approximately $1.9 million. In addition, as a result of increased case volume growth, the introduction of several new products and changes in corporate purchasing methods, laboratory supply inventory increased approximately $2.3 million.

  During 1999, the Company used approximately $3.8 million to fund the continuing development of the Company's clinical and billing systems, as well as its outcomes database and network infrastructure. In addition, the Company received approximately $1.1 million during 1999 through the issuance of common stock upon the exercise of Company stock options and warrants.

  The Company has a line of credit for an aggregate amount of $15,000,000 with Fleet Bank. Borrowing under the line will bear interest at LIBOR plus 2.25%. In February 2000, the Company initiated a draw- down of $13 million against this line. The Company has lines of credit for financing equipment, leasehold improvements and computer hardware and software. In July 1999, the Company established a $6 million credit line with Newcourt Financial with lease terms based on 48 monthly payments at a rate equal to .35% above the four-year treasury notes. As of December 31, 1999 approximately $5 million was drawn against the line. In September 1999, the Company established a $6 million credit line with Fleet Bank with lease terms based on 48 monthly payments at a rate equal to .20% above the four-year treasury notes. As of December 31, 1999 approximately $1 million was drawn against the line. Also, in December 1999, the Company established a $6.2 million credit line with First American Bankcorp, Inc. with lease terms based on 48 monthly payments at a rate equal to the four-year treasury notes. As of December 31, 1999 approximately $1.2 million was drawn against the line.

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

Impact of Inflation and Changing Prices

  The impact of inflation and changing prices on the Company has been primarily limited to salary, laboratory and operating supplies and rent increases and have not been material to date to the Company's operations. In the future, the Company may not be able to increase the prices for its cases by an amount sufficient to cover the cost of inflation, although the Company is responding to these concerns by attempting to increase the volume and adjust the product mix of its business.


Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which as amended, becomes effective for our financial statements beginning January 1, 2001. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. The Company does not expect the adoption of this Statement to have a material impact on the financial statements.

  In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 requires a company to follow its guidance no later than the second quarter of its fiscal year beginning after December 15, 1999 through a cumulative effect of a change in accounting principles. The Company does not expect adoption of this SAB to have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

  Our holdings of financial instruments are comprised primarily of U.S. corporate debt, U.S. government debt and commercial paper. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate or return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum, and at December 31, 1999, more than 50% of our holdings were in instruments maturing in two years or less and more than 52% of such holdings matured in one year or less.

Item 8. Financial Statements and Supplementary Data.

  For information concerning this item, see Item 14(a) below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  For information concerning this item, see text under the captions "Election of Directors" and "Executive Officers" in the 2000 Proxy Statement of the Company (the "Proxy Statement") to be filed subsequent to the filing of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

                                    PART IV

Item 14. Exhibits and Financial Statement Schedules

  (a) (1) Financial Statements:

    The financial statements of the Company contained in this Annual Report on Form 10-K are listed in the attached Index to Financial Statements.

    (2) Financial Statement Schedules:

    All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes thereto.

    (3) Exhibits:

    The exhibits required to be filed as part of this Annual Report on Form 10- K are listed in the attached Index to Exhibits. Exhibits 10.2, 10.3, 10.13, 10.14, 10.15, 10.16 and 10.17 are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

                               POWER OF ATTORNEY

  The Registrant and each person whose signature appears below hereby appoint each of Anu D. Saad, Ph.D. and David J. Cammarata as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes in this Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to this Report with the Securities and Exchange Commission.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IMPATH Inc.


Dated: March 30, 2000                                 /s/ Anu D. Saad
                                          By __________________________________
                                                    Anu D. Saad, Ph.D.
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 30, 2000                                 /s/ Anu D. Saad
                                          By __________________________________
                                                    Anu D. Saad, Ph.D.
                                            President, Chief Executive Officer
                                                       and Director


Dated: March 30, 2000                             /s/ Richard P. Adelson
                                          By __________________________________
                                                    Richard P. Adelson
                                            Executive Vice President and Chief
                                                     Operating Officer


Dated: March 30, 2000                             /s/ David J. Cammarata
                                          By __________________________________
                                                    David J. Cammarata
                                              Executive Vice President, Chief
                                              Financial Officer and Principal
                                                    Accounting Officer


                                                    /s/ John L. Cassis
Dated: March 30, 2000                     By __________________________________
                                                      John L. Cassis
                                            Chairman of the Board and Director


Dated: March 30, 2000                               /s/ Richard J. Cote
                                          By __________________________________
                                                   Richard J. Cote, M.D
                                                         Director


Dated: March 30, 2000                                /s/ George Frazza
                                          By __________________________________
                                                       George Frazza
                                                         Director


Dated: March 30, 2000                                 /s/ David Galas
                                          By __________________________________
                                                    David Galas, Ph.D.
                                                         Director

                                                   /s/ Joseph A. Mollica
Dated: March 30, 2000                     By __________________________________
                                                 Joseph A. Mollica, Ph.D.
                                                         Director


Dated: March 30, 2000                              /s/ Marcel Rozencweig
                                          By __________________________________
                                             Marcel Rozencweig, M.D. Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report......................................          F-2
Consolidated Balance Sheets as of December 31, 1998 and 1999......          F-3
Consolidated Statements of Operations for the years ended December
 31, 1997, 1998 and 1999..........................................          F-4
Consolidated Statements of Stockholders' Equity for the years
 ended December 31, 1997, 1998 and 1999...........................   F-5 to F-6
Consolidated Statements of Cash Flows for the years ended December
 31, 1997, 1998 and 1999..........................................          F-7
Notes to Consolidated Financial Statements........................  F-8 to F-20

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
IMPATH Inc.:

  We have audited the accompanying consolidated balance sheets of IMPATH Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMPATH Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Short Hills, New Jersey
February 24, 2000

                          IMPATH INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1999

                                                         1998          1999
                                                     ------------  ------------
                      Assets
Current assets:
 Cash and cash equivalents.........................  $ 45,556,005  $  5,321,916
 Marketable securities, at market value............    29,971,456    23,716,022
 Accounts receivable, net of allowance for
  doubtful accounts of $3,958,235 in 1998 and
  $7,783,663 in 1999...............................    19,619,451    35,515,029
 Prepaid expenses..................................       442,480       535,543
 Prepaid taxes.....................................     1,758,407           --
 Deferred tax assets...............................     1,334,591     1,784,074
 Other current assets..............................     1,306,653     4,851,273
                                                     ------------  ------------
     Total current assets..........................    99,989,043    71,723,857
Fixed assets, less accumulated depreciation and
 amortization......................................    21,239,884    33,704,112
Deposits and other non-current assets..............       203,491       338,373
Investment in preferred stock......................           --      5,000,000
Intangible assets, net of accumulated amortization
  of $1,462,204 in 1998 and
  $4,012,146 in 1999...............................    28,600,749    39,011,001
                                                     ------------  ------------
     Total assets..................................  $150,033,167  $149,777,343
                                                     ============  ============
       Liabilities and Stockholders' Equity
Current liabilities:
 Current portion of capital lease obligations......  $  1,622,366  $  4,655,309
 Current portion of notes payable..................     1,271,915     1,064,587
 Short term borrowings.............................    10,000,000           --
 Accounts payable..................................     2,713,228     3,031,898
 Deferred revenues.................................     1,866,241     1,988,146
 Income taxes payable..............................           --      1,434,947
 Accrued expenses..................................     1,819,752     3,443,578
                                                     ------------  ------------
     Total current liabilities.....................    19,293,502    15,618,465
                                                     ------------  ------------
Capital lease obligations, net of current portion..     3,792,833    10,378,142
Notes payable, net of current portion..............       233,333       800,000
Deferred tax liabilities ..........................     2,126,531     2,666,649
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.005 par value, authorized
  2,000,000 shares; 0 and 0 shares issued in 1998
  and 1999, respectively
 Common stock, $.005 par value, authorized
  20,000,000 shares; 8,538,345 and 8,695,181
  shares issued in 1998 and 1999, respectively;
  8,224,657 and 7,799,443 shares outstanding in
  1998 and 1999, respectively......................        42,690        43,475
 Common stock to be issued, $.005 par value; 0
  shares in 1998 and 60,000 shares in 1999.........           --      1,735,000
 Additional paid-in capital........................   120,904,861   122,553,938
 Retained earnings.................................    12,095,622    20,330,152
 Accumulated other comprehensive (loss)............       (48,602)     (705,029)
                                                     ------------  ------------
                                                      132,994,571   143,957,536
 Less:
   Cost of 313,688 and 955,738 shares of common
    stock held in treasury in 1998 and 1999,
    respectively...................................    (7,908,841)  (23,350,467)
   Deferred compensation...........................      (498,762)     (292,982)
                                                     ------------  ------------
     Total stockholders' equity....................   124,586,968   120,314,087
                                                     ------------  ------------
     Total liabilities and stockholders' equity....  $150,033,167  $149,777,343
                                                     ============  ============

          See accompanying notes to consolidated financial statements.

                          IMPATH INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1997, 1998 and 1999

                                            1997         1998         1999
                                         -----------  -----------  -----------
Revenues:
  Net diagnostic and prognostic
   services............................. $36,821,738  $53,183,356  $77,433,164
  Biopharmaceutical services............     241,743    1,685,984    3,838,181
  Tumor registry services...............         --     1,390,106    4,095,050
                                         -----------  -----------  -----------
      Total revenues....................  37,063,481   56,259,446   85,366,395
                                         -----------  -----------  -----------
Operating expenses:
  Salaries and related costs............  15,056,221   21,532,443   32,322,729
  Selling, general and administrative...  14,701,081   22,713,156   34,001,973
  Depreciation and amortization.........   1,521,251    3,492,482    6,960,442
                                         -----------  -----------  -----------
      Total operating expenses..........  31,278,553   47,738,081   73,285,144
                                         -----------  -----------  -----------
      Income from operations............   5,784,928    8,521,365   12,081,251
Interest income.........................     677,109    3,661,063    2,602,959
Interest expense........................    (339,903)    (659,078)    (959,992)
Gains on marketable securities, net.....     379,001          --           --
                                         -----------  -----------  -----------
      Income before income tax expense..   6,501,135   11,523,350   13,724,218
Income tax expense......................   2,851,936    4,575,805    5,489,688
                                         -----------  -----------  -----------
Net income.............................. $ 3,649,199  $ 6,947,545  $ 8,234,530
                                         ===========  ===========  ===========
Per common and common equivalent share:
Basic:
  Net income per common share........... $      0.68  $      0.91  $      1.04
                                         ===========  ===========  ===========
  Weighted average common shares
   outstanding..........................   5,398,000    7,635,000    7,948,000
                                         ===========  ===========  ===========
Diluted:
  Net income per common share--assuming
   dilution............................. $      0.63  $      0.87  $      1.01
                                         ===========  ===========  ===========
  Weighted average common and common
   equivalent
   shares outstanding--assuming
   dilution.............................   5,809,000    8,002,000    8,153,000
                                         ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                          IMPATH INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1997, 1998 and 1999

                    Common stock
                  -----------------
                                                                           Accumulated
                                                  Additional                  other                 Notes
                                                   paid-in                comprehensive           receivable  Deferred
                                    Common stock   capital      Retained     income     Treasury     from      compen-
                   Shares   Amount  to be issued (deficiency)   earnings     (loss)      stock   stockholders  sation
                  --------- ------- ------------ ------------  ---------- ------------- -------- ------------ ---------
Balance at
December 31,
1996............  5,322,286 $26,611     --       $32,357,260   $1,498,878                $(100)    $(28,421)  $(216,323)
Common shares
issued upon
exercise of
stock options...    125,357     627     --           474,862          --         --        --           --          --
Common shares
issued upon
exercise of
warrants........     11,184      56     --            39,086          --         --        --           --          --
Compensation
associated with
issuance of
options to non-
employees.......        --      --      --           679,752          --         --        --           --     (679,752)
Issuance of
options related
to Immunopath
acquisition.....        --      --      --           191,218          --         --        --           --          --
Tax benefit
related to stock
option
exercises.......        --      --      --           171,531          --         --        --           --          --
Repayment of
officer loans...        --      --      --               --           --         --        --        28,421         --
Amortization of
deferred
compensation....        --      --      --           (19,935)         --         --        --           --      220,042
Comprehensive
income:
Change in
unrealized net
depreciation of
securities......        --      --      --               --           --     (83,881)      --           --          --
Net income for
the year ended
December 31,
1997............        --      --      --               --     3,649,199        --        --           --          --
                  --------- -------     ---      -----------   ----------    -------     -----     --------   ---------
Total
comprehensive
income..........        --      --      --               --           --         --        --           --          --
Balance at
December 31,
1997............  5,458,827  27,294     --        33,893,774    5,148,077    (83,881)     (100)         --     (676,033)
Common shares
issued upon
exercise
of stock
options.........    198,207     990     --           814,120          --         --        --           --          --
Common shares
issued upon
exercise of
warrant.........     29,331     146     --           102,660          --         --        --           --          --
Common shares
issued upon
follow-on
offering, net
 ................  2,300,000  11,500     --        71,437,994          --         --        --           --          --
Common shares
issued upon
acquisition of
Physicians
Choice, Inc.
(PCI) ..........      1,980      10     --            49,990          --         --        --           --          --
Compensation
associated with
issuance of
options to non-
employees.......        --      --      --            80,462          --         --        --           --      (80,462)
Common shares
issued upon
acquisition of
Medical Registry
Service, Inc.
(MRS)...........    550,000   2,750     --        13,747,250          --         --        --           --          --
                     Total
                  ------------
Balance at
December 31,
1996............  $33,637,905
Common shares
issued upon
exercise of
stock options...      475,489
Common shares
issued upon
exercise of
warrants........       39,142
Compensation
associated with
issuance of
options to non-
employees.......          --
Issuance of
options related
to Immunopath
acquisition.....      191,218
Tax benefit
related to stock
option
exercises.......      171,531
Repayment of
officer loans...       28,421
Amortization of
deferred
compensation....      200,107
Comprehensive
income:
Change in
unrealized net
depreciation of
securities......      (83,881)
Net income for
the year ended
December 31,
1997............    3,649,199
                  ------------
Total
comprehensive
income..........    3,565,318
Balance at
December 31,
1997............   38,309,131
Common shares
issued upon
exercise
of stock
options.........      815,110
Common shares
issued upon
exercise of
warrant.........      102,806
Common shares
issued upon
follow-on
offering, net
 ................   71,449,494
Common shares
issued upon
acquisition of
Physicians
Choice, Inc.
(PCI) ..........       50,000
Compensation
associated with
issuance of
options to non-
employees.......          --
Common shares
issued upon
acquisition of
Medical Registry
Service, Inc.
(MRS)...........   13,750,000

                                                                     (continued)

                          IMPATH INC. AND SUBSIDIARIES

                  Years ended December 31, 1997, 1998 and 1999

                    Common stock
                  -----------------
                                                                           Accumulated
                                                  Additional                  other                        Notes
                                                   paid-in                comprehensive                  receivable  Deferred
                                    Common stock   capital     Retained      income        Treasury         from      compen-
                   Shares   Amount  to be issued (deficiency)  earnings      (loss)         stock       stockholders  sation
                  --------- ------- ------------ ------------ ----------- ------------- --------------  ------------ ---------
Repurchase of
common shares...        --      --          --            --          --          --        (7,908,741)     --             --
Amortization of
deferred
compensation....        --      --          --            --          --          --               --       --         257,733
Tax benefit
related to stock
option
exercises.......        --      --          --        778,611         --          --               --       --             --
Comprehensive
income:
Change in
unrealized net
depreciation of
securities......        --      --          --            --          --       35,279              --       --             --
Net income for
the year ended
December 31,
1998............        --      --          --            --    6,947,545         --               --       --             --
                  --------- -------  ----------  ------------ -----------   ---------   --------------      ---      ---------
Total
comprehensive
income..........        --      --          --            --          --          --               --       --             --
Balance at
December 31,
1998............  8,538,345  42,690         --    120,904,861  12,095,622     (48,602)      (7,908,841)     --        (498,762)
Common shares
issued upon
exercise of
stock options...    154,837     775         --      1,111,994         --          --               --       --             --
Common shares
issued upon
exercise of
warrant.........        213       1         --            745         --          --               --       --             --
Common shares
issued as a
result of
business
acquisitions....      1,786       9         --         49,991         --          --               --       --             --
Common shares to
be issued.......        --      --    1,735,000           --          --          --               --       --             --
Repurchase of
common shares...        --      --          --            --          --          --       (15,441,626)     --             --
Amortization of
deferred
compensation....        --      --          --            --          --          --               --       --         205,780
Tax benefit
related to stock
option
exercises.......        --      --          --        486,347         --          --               --       --             --
Comprehensive
income:
Change in
unrealized net
depreciation of
securities......        --      --          --            --          --     (656,427)             --       --             --
Net income for
the year ended
December 31,
1999............        --      --          --            --    8,234,530         --               --       --             --
                  --------- -------  ----------  ------------ -----------   ---------   --------------      ---      ---------
Total
comprehensive
income..........
Balance at
December 31,
1999............  8,695,181 $43,475  $1,735,000  $122,553,938 $20,330,152   $(705,029)   $(23,350,467)      --       $(292,982)
                  ========= =======  ==========  ============ ===========   =========   ==============      ===      =========
                     Total
                  -------------
Repurchase of
common shares...    (7,908,741)
Amortization of
deferred
compensation....       257,733
Tax benefit
related to stock
option
exercises.......       778,611
Comprehensive
income:
Change in
unrealized net
depreciation of
securities......        35,279
Net income for
the year ended
December 31,
1998............     6,947,545
                  -------------
Total
comprehensive
income..........     6,982,824
Balance at
December 31,
1998............   124,586,968
Common shares
issued upon
exercise of
stock options...     1,112,769
Common shares
issued upon
exercise of
warrant.........           746
Common shares
issued as a
result of
business
acquisitions....        50,000
Common shares to
be issued.......     1,735,000
Repurchase of
common shares...   (15,441,626)
Amortization of
deferred
compensation....       205,780
Tax benefit
related to stock
option
exercises.......       486,347
Comprehensive
income:
Change in
unrealized net
depreciation of
securities......      (656,427)
Net income for
the year ended
December 31,
1999............     8,234,530
                  -------------
Total
comprehensive
income..........     7,578,103
Balance at
December 31,
1999............  $120,314,087
                  =============

          See accompanying notes to consolidated financial statements.

                          IMPATH INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1997, 1998 and 1999


                                           1997          1998          1999
                                        -----------  ------------  ------------
Cash flows from operating activities:
 Net income...........................  $ 3,649,199  $  6,947,545  $  8,234,530
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization.......    1,521,251     3,492,482     6,960,442
  Provision for uncollectible accounts
   receivable.........................    4,390,581     6,100,789    10,433,546
  Deferred taxes......................    1,305,858      (395,164)       90,636
  Non-cash compensation...............      200,107       257,733       205,780
  Changes in assets and liabilities
   (net of the effects from
   acquisitions of business):
  (Increase) in accounts receivable,
   net................................   (8,803,998)  (13,683,381)  (26,329,124)
  (Increase) in prepaid expenses and
   other current assets...............     (455,227)     (718,396)   (3,637,683)
  (Increase) decrease in deposits and
   other non-current assets...........     (235,289)      130,676      (134,882)
  (Decrease) increase in accounts
   payable/accrued expenses...........     (381,729)    2,073,948     1,942,496
  (Decrease) in construction payments
   payable............................          --     (1,542,199)          --
  (Decrease) increase in income taxes
   payable............................     (362,568)   (1,137,890)    3,679,701
  Increase in deferred revenues.......          --        196,210       121,905
                                        -----------  ------------  ------------
Net cash provided by operating
 activities...........................      828,185     1,722,353     1,567,347
                                        -----------  ------------  ------------
Cash flows from investing activities:
 (Purchases) of marketable
  securities..........................   (1,122,368)  (49,989,700)  (43,205,992)
 Sales/maturities of marketable
  securities..........................   10,481,737    34,005,671    48,804,999
 Acquisitions of businesses, net of
  cash acquired.......................   (6,185,030)   (2,775,393)   (9,250,000)
 Investment in preferred stock........          --            --     (5,000,000)
 Capital expenditures.................   (4,063,195)   (9,491,394)   (3,826,959)
                                        -----------  ------------  ------------
Net cash (used in) investing
 activities...........................     (888,856)  (28,250,816)  (12,477,952)
                                        -----------  ------------  ------------
Cash flows from financing activities:
 Issuance of common stock.............      514,631       917,916     1,113,515
 Repurchase of common stock...........          --     (7,908,741)  (15,441,626)
 Proceeds of follow-on offering, net
  of registration costs...............          --     71,449,494           --
 Proceeds (repayments) from bank
  loans...............................          --     10,000,000   (10,000,000)
 Payments of notes payable............          --       (863,752)   (1,869,816)
 Payments of capital lease
  obligations.........................   (1,098,999)   (1,835,734)   (3,125,557)
 Repayment of loans to stockholders...       28,421           --            --
                                        -----------  ------------  ------------
Net cash (used in) provided by
 financing activities.................     (555,947)   71,759,183   (29,323,484)
                                        -----------  ------------  ------------
Net (decrease) increase in cash and
 cash equivalents.....................     (616,618)   45,230,720   (40,234,089)
Cash and cash equivalents at beginning
 of year..............................      941,903       325,285    45,556,005
                                        -----------  ------------  ------------
Cash and cash equivalents at end of
 year.................................  $   325,285  $ 45,556,005  $  5,321,916
                                        ===========  ============  ============
Supplemental disclosures of cash flow
 information:
 Cash paid during the year for income
  taxes...............................  $ 1,771,044  $  6,108,858  $  2,565,533
                                        ===========  ============  ============
 Cash paid during the year for
  interest............................  $   339,963  $    581,278  $  1,011,640
                                        ===========  ============  ============
 Fixed assets acquired pursuant to
  capital leases......................  $ 2,638,364  $  3,577,065  $ 13,200,039
                                        ===========  ============  ============
 Note payable related to acquisition
  of business.........................  $   974,000  $  1,395,000  $  3,261,255
                                        ===========  ============  ============
 Common stock issued for
  acquisitions........................  $       --   $ 13,800,000  $     50,000
                                        ===========  ============  ============

          See accompanying notes to consolidated financial statements.

                         IMPATH INC. AND SUBSIDIARIES

(1) Organization

  IMPATH Inc. (the "Company") was incorporated on March 1, 1988 under the laws of the State of Delaware. The Company was organized for the purpose of establishing a specialized facility dedicated to the use of the most sophisticated technologies to provide diagnostic and prognostic information to physicians specializing in cancer. The Company conducts these analyses by utilizing immunohistochemistry, flow cytometry and image analysis, molecular pathology, cytogenetics, micrometastases detection, Drug Resistance Assay(TM) and serum analysis technologies. The consolidated financial statements include the accounts of all the majority-owned subsidiaries. All intercompany balances have been eliminated in consolidation. The Company's revenues are derived through:

    Diagnostic and prognostic analytical services to hospitals, medical centers, clinical laboratories and physicians;

    Monoclonal antibody and molecular probe characterization services to biotechnology and genomics companies and other researchers;

    Licensing of tumor registry software to community hospitals and state agencies; and

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

(2) Significant Accounting Policies

 (a) Cash Equivalents

  Cash equivalents consist principally of money market funds at December 31, 1998 and 1999. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cost approximates fair market value for these instruments.

 (b) Marketable Securities

  In accordance with Statement of Financial Accounting Standards ("SFAS") No.
115. The Company's portfolio of securities are considered available for sale as prescribed by SFAS No. 115. As a result, unrealized appreciation (depreciation) is recorded as an accumulated other comprehensive income (loss) in stockholders' equity, net of related deferred taxes. At December 31, 1999, approximately $17.8 million of the securities mature in one to three years (of which approximately $17.4 million are corporate fixed income securities and $400,000 are municipal securities) and approximately $5.9 million mature in more than three years (of which approximately $3.3 million are corporate fixed income securities and $2.6 million are government securities).

 (c) Fixed Assets

  Fixed assets are stated at cost. Depreciation of furniture, fixtures, laboratory equipment and personal computers is provided over their estimated useful lives (which range from three to seven years) using the straight-line method, and leasehold improvements are being amortized over the shorter of the related lease term or the lives of the improvements using the straight-line method. Software development costs primarily represent external costs capitalized for software developed to meet the specific needs of the

                         IMPATH INC. AND SUBSIDIARIES

Company. These costs are being amortized over a five- to seven-year period using the straight-line method. Effective January 1, 1998, the Company adopted the provisions of AICPA statement of position 98-1 "Accounting for Software Costs". The adoption of the statement resulted in approximately $500,000 or approximately $0.04 per diluted share after taxes, and $1,236,000, or approximately $0.09 per diluted share after taxes, of internal payroll costs being capitalized in 1998 and 1999 respectively, as they related directly to system implementation.

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

  Revenue from biopharmaceutical services is recognized in accordance with terms of the respective contracts or upon shipment of tissue and other specimens to customers.

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

                         IMPATH INC. AND SUBSIDIARIES

 (h) Stock-Based Compensation

  In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the amount an employee or Director must pay to acquire the stock. Such amounts are amortized over the respective vesting periods of the option grant. The Company uses the fair value-based method of accounting for stock-based compensation to non-employees. Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period.

 (i) Net Income Per Common Share

  "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options and warrants were exercised. Common stock equivalents that are anti-dilutive are excluded from net income per common share.

  Following is a reconciliation of the shares used in calculating basic and diluted net income per common share (net income as reported is the numerator in each calculation):

                                                    1997      1998      1999
                                                  --------- --------- ---------
   Weighted average common shares outstanding...  5,398,000 7,635,000 7,948,000
   Effect of diluted securities--options........    411,000   367,000   205,000
                                                  --------- --------- ---------
   Weighted average common and common equivalent
    shares outstanding--assuming dilution.......  5,809,000 8,002,000 8,153,000
                                                  ========= ========= =========

 (j) Use of Estimates

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 (k) Long-Lived Assets

  The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 (l) Comprehensive Income

  Comprehensive income consists of net income and net unrealized gains (losses) on securities and is present in the consolidated statements of stockholders' equity.

                         IMPATH INC. AND SUBSIDIARIES

(3) Fair Value of Financial Instruments

  SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

  The carrying amounts of all financial instruments except investments in marketable securities approximate fair value because of the short maturity of those instruments or the market rate of interest being charged. Fair values of investments in marketable securities are based on quoted market prices.

(4) Accounts Receivable

  In accordance with Generally Accepted Accounting Principles ("GAAP") and consistent with healthcare industry practices, IMPATH presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of December 31, 1998 and 1999.

                                                          1998         1999
                                                       -----------  -----------
   Gross accounts receivable.......................... $35,138,046  $63,510,465
   Allowance for doubtful accounts....................  (3,958,235)  (7,783,663)
   Contractual allowance reserve...................... (11,560,360) (20,211,773)
                                                       -----------  -----------
                                                       $19,619,451  $35,515,029
                                                       ===========  ===========

  Accounts receivable, by payor class, as a percentage of total net receivables at December 31, 1998 and 1999 are as follows:

                                                                     1998  1999
                                                                     ----  ----
   Medicare.........................................................   12%  15%
   Commercial insurance.............................................   44   48
   Hospitals, clinics and other institutions........................   25   22
   Patients.........................................................   19   15
                                                                     ----  ---
                                                                     100%  100%
                                                                     ====  ===

(5) Fixed Assets

  At December 31, 1998 and 1999, fixed assets consist of the following:

                                                           1998        1999
                                                        ----------- -----------
   Personal computers.................................. $ 4,571,227 $ 6,010,846
   Software development costs..........................  10,508,280  15,543,912
   Furniture, fixtures and laboratory equipment........   5,990,837   9,240,975
   Leasehold improvements..............................   5,316,091  12,434,031
                                                        ----------- -----------
                                                         26,386,435  43,229,764
   Less accumulated depreciation and amortization......   5,146,551   9,525,652
                                                        ----------- -----------
                                                        $21,239,884 $33,704,112
                                                        =========== ===========

  Included in the above at December 31, 1998 and 1999 are gross assets under capital leases of approximately $9,109,906 and $20,469,522, respectively, and the related accumulated amortization at such dates is approximately $2,427,255 and $4,838,757, respectively.

                         IMPATH INC. AND SUBSIDIARIES

(6) Acquisitions/Investments

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

  In September 1997, the Company acquired certain assets of GenCare for an initial payment of $4.6 million. GenCare is a New Jersey-based cancer laboratory specializing in tissue-based testing and tumor marker analyses.

  In October 1997, the Company purchased certain assets of Aeron
Biotechnology, Inc. ("Aeron"), a California-based cancer testing facility specializing in breast cancer prognostic analysis. The purchase price for Aeron included an initial payment of $376,000 made at closing. Additionally, the Company paid $180,000 for certain other assets owned by Aeron.

  The acquisitions of Immunodiagnostic, GenCare and Aeron all have an individual contingent purchase price arrangement based on the future operating results of the respective business. Such payments could range up to approximately $1.0 million and bear interest at 9% per annum.

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

  In July 1998 the Company purchased certain assets of Biologic & Immunologic Science Laboratories, Inc. (BIS), a privately held cancer diagnostics company based in Reseda, California for $3.6 million. The terms provided for an initial payment of $2.0 million, and $800,000 payable in three equal semi-annual installments beginning December 1998, after which another $800,000 is payable in three equal semi-annual installments contingent on previously established revenue targets with interest accruing at 8% annum.

  In August 1998 the Company acquired certain assets of Medical Registry Services, Inc. (MRS) for the issuance of 550,000 shares of IMPATH Inc. common stock valued at $13.75 million. After the consideration of certain other expenses related to the acquisition and after recording net tangible assets of MRS, the Company recorded approximately $17.3 million in intangibles (includes approximately $12 million of goodwill). MRS is a leading developer and marketer of cancer registry software products that are currently utilized in about 500 hospitals throughout the United States. The products are used to collect and manage critical diagnostic, treatment, follow-up and outcomes data on cancer patients.

                         IMPATH INC. AND SUBSIDIARIES

  MRS's revenues are derived from licensing fees paid by hospitals utilizing its proprietary tumor registry software. Had the MRS acquisition been effected as of the beginning of 1997 the following unaudited proforma results would have been reflected for the year ended December 31, 1997 and 1998.

                                                         1997          1998
                                                     ------------- -------------
   Revenues........................................  $40.5 million $59.1 million
   Net income......................................  $ 3.0 million $ 6.6 million
   Net income per common share-assuming dilution...          $0.47         $0.79
                                                     ------------- -------------
   Weighted average shares-assuming dilution.......      6,359,000     8,369,000
                                                     ============= =============

  These proforma results are not necessarily indicative of the results that would have actually occurred had the transaction been completed at that time.

  On September 2, 1998 the Company acquired Physicians Choice, Inc. (PCI) for the sum of $1.0 million, with $400,000 payable immediately and an additional $400,000 payable in four equal semi-annual installments beginning March 1999 with interest accruing at 8% per annum. In addition, the terms provided for an issuance of $200,000 in IMPATH Inc. common stock. An initial 1,980 shares of common stock, having a fair market value of $50,000, were issued on September 2, 1998 and 1,786 shares of common stock, having a fair market value of $50,000, were issued on September 2, 1999, with the remaining shares to be issued in two equal annual installments beginning September 2, 2000.

  On August 30, 1999 the Company acquired certain assets of BioClincial Partners, Inc., ("BCP"), for $6.9 million including the issuance of 60,000 shares of IMPATH common stock valued at $1,635,000. The terms provided for an initial payment of $4.8 million, and $2.1 million payable in three equal annual installments beginning August 30, 2000 contingent on the achievement of previously established revenue targets, with interest accruing at 6% per annum. The shares are to be issued in two installments, 40,000 shares on January 3, 2000 and 20,000 shares on January 2, 2001 and are recorded as common stock to be issued in the December 31, 1999 consolidated balance sheet.

  On November 22, 1999 the Company acquired certain assets of Pacific Coast Reference Laboratories, Inc. ("PCRL"), for the sum of $5.4 million cash, with $4.6 million payable immediately, an additional $800,000 payable in four equal semi-annual installments beginning May 2000, contingent on achievement of previously established revenue targets, with interest accruing at 6% per annum.

  The aggregate acquisitions in 1999 and the 1998 acquisitions other than MRS were all treated as purchases with the results of operations of each transaction being included in the consolidated results from the respective acquisition date. The incremental operating results were not material to the results of operation of the Company. The purchase prices represented primarily payments for customer lists, which are included in intangible assets on the accompanying consolidated balance sheets and will be amortized over periods of up to fifteen years.

  On September 27, 1999 the Company completed a $5 million investment in a private placement of preferred stock in ILEX Oncology Service, Inc. (ILEX). ILEX is a drug development company focused exclusively on accelerated development of drugs for the treatment and management of cancer. This investment accrues dividends per share at the rate per annum of $1.031 and is convertible into common shares of ILEX's parent company. This investment will enable IMPATH to become a preferred provider of anatomic and molecular pathology services for ILEX and enhance the participation in oncology research for both companies. The collaboration of combining the international oncology drug development experience of ILEX and IMPATH's expertise in cancer analysis and database capabilities will enable the Company to play a greater role in the international market.

                         IMPATH INC. AND SUBSIDIARIES

(7) Accrued Expenses

  Accrued expenses are comprised of the following as of December 31, 1998 and 1999:

                                                             1998       1999
                                                          ---------- ----------
   Salaries and related costs...........................  $  756,000 $  944,376
   Other accrued expenses...............................   1,063,752  2,499,202
                                                          ---------- ----------
                                                          $1,819,752 $3,443,578
                                                          ========== ==========

(8) Indebtedness

  The Company has a line of credit for an aggregate amount of $15.0 million with Fleet Bank which expires on June 28, 2000. Borrowing under the line will bear interest at LIBOR plus 2.25%. In February 2000, the Company initiated a draw-down of $13 million against this line. The line of credit has certain financial covenants with which the Company is in compliance at December 31, 1999.

(9) Stockholders' Equity

 (a) Common Stock

  On October 13, 1995, the Board of Directors authorized the Company to file a registration statement with the Securities and Exchange Commission to register shares of its common stock in connection with an initial public offering. Such offering was consummated on February 26, 1996 for a total of 2,242,500 common shares at an offering price of $13 per share. The net proceeds to the Company amounted to approximately $25,737,000. In March 1998, the Company raised approximately $71,000,000 of additional capital through an underwritten follow-up offering of 2,300,000 common shares of stock.

 (b) Treasury Stock

  In December 1998, the Company initiated a share buyback program to acquire up to $25.0 million worth of stock. As of December 31, 1999, the Company had repurchased 948,650 shares of common stock for approximately $23.4 million. In January 2000, the Company initiated an additional $15 million buyback program. During January and February 2000 the Company repurchased an additional 149,000 shares of common stock for approximately $3.4 million. This brought the total cost of shares repurchased since the inception of the plan to approximately $26.8 million.

 (c) Preferred Stock

  Effective February 10, 1995, the Company sold 1,612,904 shares of its 8% Series D Convertible Participating Preferred Stock and warrants to purchase 42,529 shares of its common stock at $3.50 per share for an aggregate sales price of $2.0 million (before issuance costs). The warrants are exercisable for a period of six years. In 1997, 11,184 of such warrants were exercised and in 1998 another 29,331 were exercised. The holders of this preferred stock had the right to convert their shares into shares of common stock, subject to certain adjustments. Concurrent with the issuance of the 8% Series D Convertible Participating Preferred Stock and common stock warrants, the terms of the outstanding Series A, B and C Redeemable Preferred Stock were revised, resulting in the elimination of all previously existing redemption rights, elimination of all previously accrued dividends in the amount of $1,799,909 and a change in the future dividend rate from 9% to 8%.

  In June 1988 and March 1990, the Company sold 1,776,318 and 100,000 shares, respectively, of its Series A 9% Convertible Preferred Stock (subsequently amended to 8%) with a par value of $.01 per share for $1,350,000 (before issuance costs) and $76,000, respectively.

                         IMPATH INC. AND SUBSIDIARIES

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

  In August 1995, four Directors were granted options to purchase a total of 42,529 shares of common stock at an exercise price of $3.50 per share under the Company's Stock Option Plan, which vest ratably over 36 months. Management of the Company estimated the fair market value of the underlying common stock to be approximately $8.00 per share and, accordingly, recorded deferred compensation of $191,000, which amount is being amortized ratably over the vesting period. In October 1995, three additional Directors were granted options to purchase a total of 31,896 shares of common stock at an exercise price of $3.50 per share, which vest ratably over 36 months. Management of the Company estimated fair market value of the underlying common stock to be approximately $9.50 per share and, accordingly, recorded deferred compensation of $191,000, which amount is being amortized ratably over the vesting period.

  In April 1997, the Company adopted the IMPATH Inc. 1997 Long-Term Incentive Plan (the "Incentive Plan"), which provides for granting to certain key employees of the Company, Directors and consultants, options to purchase up to 300,000 shares of common stock. Options granted are exercisable over a period not to exceed ten years and generally vest over four years. Options to purchase 79,000 shares were granted to consultants under the Incentive Plan in 1997. Options to purchase 69,000 shares were granted to consultants under the Incentive Plan in 1998. Options to purchase 6,772 shares were granted to consultants under the Incentive Plan in 1999. Compensation cost will be amortized per these grants over the vesting period of the options.

  In June 1999, the Company adopted the IMPATH Inc. 1999 Long Term Incentive Plan (the "Incentive Plan"), which provides for granting to employees of the Company, Directors and consultants, options to purchase up to 300,000 shares of common stock. Options granted are exercisable over a period not to exceed ten years and generally vest over four years. Options to purchase 40,631 shares were granted under this plan in 1999.

  The Company has elected not to implement the fair value-based accounting method for employee and Director stock options, but has disclosed the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

  The per share weighted-average fair value of stock options granted during 1997, 1998 and 1999 was $14.88, $16.68 and $19.15, respectively, on the dates of grant using the Black Scholes option-pricing

                         IMPATH INC. AND SUBSIDIARIES
model with the following weighted-average assumptions: 1997--expected dividend yield 0%, risk-free interest rate of 7.0%, expected volatility 60% and an expected life of 7 years; 1998--expected dividend yield 0%, risk-free interest rate of 7.0%, expected volatility of 60% and an expected life of 7 years; 1999--expected dividend yield 0%, risk-free interest rate of 6.5%, expected volatility of 60% and an expected life of 7 years.

  The Company applies APB Opinion No. 25 in accounting for its options and, accordingly, no compensation cost has been recognized for its stock options issued at exercise prices equal to the fair market value of the stock on the grant date, with the exception of certain stock options issued in 1996 through 1999 to non-employees as previously described. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                 1997       1998       1999
                                              ---------- ---------- ----------
Net income....................... As reported $3,649,199 $6,947,545 $8,234,530
                                  Pro forma   $3,211,328 $5,879,393 $6,936,151
Net income per share--assuming
 dilution........................ As reported $     0.63 $     0.87 $     1.01
                                  Pro forma   $     0.55 $     0.73 $      .85

  Pro forma net income reflects only options granted in 1995 through 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

  The following is a summary of option activity during the years ended December 31, 1997, 1998 and 1999:

                                                                      Weighted
                                                                      average
                                                 Shares               exercise
                                                 under       Price     price
                                                options    range ($)    ($)
                                                --------  ----------- --------
   Options outstanding at December 31, 1996....  689,626   0.28-18.38   6.72
   Granted.....................................  342,612  17.25-31.38  23.12
   Exercised................................... (125,357)  0.28-25.25   3.84
   Canceled....................................  (28,705)  2.54-25.25  16.53
                                                --------
   Options outstanding at December 31, 1997....  878,176   0.28-31.38  13.21
   Granted.....................................  189,698  20.50-37.25  25.47
   Exercised................................... (198,207)  0.28-26.88   4.29
   Canceled....................................  (41,399)  2.54-31.88  22.20
                                                --------
   Options outstanding at December 31, 1998....  828,268   0.28-37.25  17.70
   Granted.....................................   77,913  17.06-29.94  20.58
   Exercised................................... (154,837)  0.28-26.88   7.06
   Canceled....................................  (51,200)  2.54-37.25  22.57
                                                --------
   Options outstanding at December 31, 1999....  700,144   0.56-36.88  20.01
                                                ========  ===========  =====

                         IMPATH INC. AND SUBSIDIARIES

  The following table summarizes information about stock options outstanding and exercisable as of December 31, 1999:

                                   Weighted
                    Number          average       Weighted      Number      Weighted
    Range of         out-          remaining      average      exercis-     average
    exercise      standing at     contractual     exercise     able at      exercise
     Prices        12/31/99          life          price       12/31/99      price
   -----------    -----------     -----------     --------     --------     --------
         $0.56        1,773       1.31 years       $ 0.56        1,773       $ 0.56
     2.12-3.50       55,045       4.65 years         3.05       53,908         3.04
    8.00-13.75      106,550       6.13 years        12.15       71,268        12.12
   16.75-18.75      157,184       7.04 years        17.73      109,253        17.69
   19.88-26.38      176,311       8.82 years        23.51       58,751        23.52
   26.88-28.50      183,881       8.11 years        27.11       84,944        27.07
   29.11-36.88       19,400       8.85 years       $32.70        5,235       $33.80
   -----------      -------                                    -------
   $0.56-36.88      700,144                                    385,132
   ===========      =======                                    =======

  At December 31, 1999, the Company had 997,724 shares reserved for options and warrants outstanding, as well as future option grants.

(10) 401(k) Retirement Savings Plan

  Effective June 1, 1995, the Company adopted the IMPATH Inc. 401(k) Retirement Savings Plan (the "Plan") benefiting certain employees. Employees who are over the age of 21 and have completed six months of service are eligible for voluntary participation in the Plan. Employees may contribute 1% to 20% of their total salaries on a before tax basis, and the Company will match up to 50% of the first 4% of employee contributions. Plan participants who were employees as of June 1, 1996 are 100% vested in all contributions. Any employees hired subsequent to June 1, 1996 are 100% vested in their own contributions and will become vested in employer contributions over a three-year period. Employer contributions for the years ended December 31, 1997, 1998 and 1999 were $70,439, $133,842 and $277,504, respectively.

(11) Income Taxes

  The components of the provision for income taxes for 1997, 1998 and 1999 are as follows:

                                                 1997       1998        1999
                                              ---------- ----------  ----------
   Current:
     Federal................................. $  972,484 $3,345,462  $3,666,612
     State and local.........................    573,594  1,625,507   1,732,440
                                              ---------- ----------  ----------
                                               1,546,078  4,970,969   5,399,052
                                              ---------- ----------  ----------
   Deferred:
     Federal.................................  1,015,667   (255,671)    (58,188)
     State and local.........................    290,191   (139,493)    148,824
                                              ---------- ----------  ----------
                                               1,305,858   (395,164)     90,636
                                              ---------- ----------  ----------
                                              $2,851,936 $4,575,805  $5,489,688
                                              ========== ==========  ==========

                         IMPATH INC. AND SUBSIDIARIES

  Deferred tax components at December 31, 1998 and 1999 are as follows:

                                                         1998         1999
                                                     ------------  -----------
   Assets:
     Allowance for doubtful accounts................ $    405,035  $ 2,011,289
     Deferred compensation..........................      244,110      306,673
     Deferred revenue...............................      640,000      110,723
                                                     ------------  -----------
                                                        1,289,145    2,428,685
   Liabilities:
     Intangible assets--acquisitions................   (1,880,531)  (1,776,630)
     Depreciation...................................          --    (1,060,053)
     Other..........................................     (200,554)    (474,577)
                                                     ------------  -----------
                                                      (2,081,085)   (3,311,260)
                                                     ------------  -----------
   Deferred tax assets (liabilities), net........... $   (791,940) $  (882,575)
                                                     ============  ===========

  Management of the Company believes that it is more likely than not that future tax benefits will be realized as a result of the recent operating performance of the Company.

  A reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended December 31, 1997, 1998 and 1999 follows:

                                                             1997  1998  1999
                                                             ----  ----  ----
   Federal statutory income tax rate........................ 34.0% 35.0% 35.0%
   State and local taxes, net of Federal income tax
    benefit................................................. 10.2   7.3   8.0
   Tax exempt interest income...............................  --   (2.9) (2.0)
   Other.................................................... (0.3)  0.3  (1.0)
                                                             ----  ----  ----
                                                             43.9% 39.7% 40.0%
                                                             ====  ====  ====

  The Company recognized a tax benefit for stock options exercised as a reduction in taxes payable and a corresponding increase in additional paid-in capital totaling $171,531 in 1997, $778,611 in 1998 and $486,347 in 1999,
respectively.

                         IMPATH INC. AND SUBSIDIARIES

(12) Leases

  The Company utilizes laboratory and office facilities and leases equipment pursuant to the terms of operating and capital leases, which expire through 2010.

  The present value of future minimum lease payments (including those cancelable at the Company's option and subject to increases in the Consumer Price Index and real estate taxes) for the capital leases and the future minimum lease payments for operating leases are as follows:

                                                         Operating    Capital
                 Year ending December 31,                 leases      leases
                 ------------------------               ----------- -----------
   2000................................................ $ 3,393,507 $ 5,558,738
   2001................................................   3,752,854   4,796,992
   2002................................................   3,398,143   4,222,565
   2003................................................   3,155,623   2,249,244
   2004................................................   1,315,379         --
   Thereafter..........................................  17,632,497         --
                                                        ----------- -----------
                                                        $32,648,003  16,827,539
                                                        ===========
   Less amount representing interest
    (rates range from 5.75% to 9.75%)..................             (1,794,088)
                                                                    -----------
   Present value of minimum lease payments.............              15,033,451
   Less current portion................................              (4,655,309)
                                                                    -----------
                                                                    $10,378,142
                                                                    ===========

  For the years 1997, 1998 and 1999, rent expense was $1,169,763, $1,272,661 and $1,634,853 respectively.

  The Company has a line of credit for an aggregate amount of $15.0 million with Fleet Bank. Borrowing under the line will bear interest at LIBOR plus 2.25%. In February 2000, the Company initiated a draw-down of $13 million against this line. The Company has lines of credit for financing equipment, leasehold improvements and computer hardware and software. In July 1999, the Company established a $6 million credit line with Newcourt Financial with lease terms based on 48 monthly payments at a rate equal to .35% above the four-year treasury notes. As of December 31, 1999 approximately $5 million was drawn against the line. In September 1999, the Company established a $6 million credit line with Fleet Bank with lease terms based on 48 monthly payments at a rate equal to .20% above the four-year treasury notes. As of December 31, 1999 approximately $1 million was drawn against the line. Also, in December 1999, the Company established a $6.2 million credit line with First American Bankcorp, Inc. with lease terms based on 48 monthly payments at a rate equal to the four-year treasury notes. As of December 31, 1999 approximately $1.2 million was drawn against the line.

(13) Related Party Transactions

  The Company paid $128,329, $104,000 and $111,000 in the years ended December 31, 1997, 1998 and 1999, respectively, to a Director who also performs certain consulting services to the Company.

(14) Commitments and Contingencies

  The Company is involved in various legal actions in the normal course of business, some of which seek monetary damages. The Company believes any ultimate liability associated with these contingencies would not have a material adverse effect on the Company's consolidated financial position or results of operations.

                         IMPATH INC. AND SUBSIDIARIES

  As a provider of healthcare-related services, the Company is subject to extensive and frequently changing federal, state and local laws governing licensure, reimbursement, financial relationships, referrals, conduct of operations and other aspects of the Company's business. In recent years, the federal government has expanded its investigative and enforcement activities relating to the billing of government programs, such as Medicare and Medicaid, by laboratories and other healthcare providers. In January 2000, the company was notified that the U.S. Attorney's Office for the Southern District of New York was investigating certain of the Company's billing practices. The Company believes that its billing practices are in compliance with applicable laws and is cooperating in the investigation.

  Certain executive officers of the Company have entered into agreements which provide severance of up to one year's salary in the event of termination without cause.

(15) Quarterly Financial Data (unaudited) (dollars in thousands except per share data)

                                                                   Per Share of
                                                                   Common Stock
                                                                    Net Income
                                                                   -------------
   Quarter                                     Revenues Net Income Basic Diluted
   -------                                     -------- ---------- ----- -------
   1999
   Fourth..................................... $26,007    $1,742   $0.22  $0.21
   Third......................................  21,543     2,406    0.30   0.30
   Second.....................................  20,846     2,297    0.29   0.28
   First......................................  16,970     1,790    0.23   0.22
                                               -------    ------   -----  -----
     Total.................................... $85,366    $8,235   $1.04  $1.01
                                               =======    ======   =====  =====
   1998
   Fourth..................................... $16,540    $2,014   $0.24  $0.23
   Third......................................  14,571     2,067    0.26   0.25
   Second.....................................  13,435     1,789    0.23   0.22
   First......................................  11,713     1,078    0.18   0.17
                                               -------    ------   -----  -----
     Total.................................... $56,259    $6,948   $0.91  $0.87
                                               =======    ======   =====  =====

                               INDEX TO EXHIBITS

 Exhibit
 Number                            Description                             Page
 -------                           -----------                             ----
  3.1    Restated Certificate of Incorporation, as amended                   *
  3.2    Form of Certificate of Amendment regarding authorization of         *
         additional preferred stock
  3.3    By-laws                                                             *
  4.1    Regulation Rights Agreement dated February 10, 1995 among           *
         IMPATH Inc. and certain of its shareholders
 10.1    Master Lease Agreement dated April 11, 1995 between IMPATH Inc.     *
         and Financing For Science International, Inc.
 10.2    Employment letter dated October 26, 1993 between Bruce C.           *
         Horten, M.D., and IMPATH Inc.
 10.3    Employment letter dated March 7, 1994 between John P. Gandolfo      *
         and IMPATH Inc.
 10.4    Space Lease dated August 29, 1988, as amended, between 166 East     *
         61st Street Associates and IMPATH Inc. (formerly known as
         BioPath, Inc.)
 10.5    Sublease dated April 1992, between Zeller 1010 Formals, Inc.        *
         and IMPATH Inc.
 10.6    Space Lease dated September 27, 1991, as amended, between 166       *
         East 61st Street Associates and IMPATH Inc. (formerly known as
         Impath Laboratories Inc.)
 10.7    Assignment and Assumption of Lease Agreement dated August 1,        *
         1990, as amended, between Mitchell Manning Associates, Inc. and
         IMPATH Inc.
 10.8    Space Lease Agreement dated April 20, 1995 between OMA Del Aire     *
         Properties and IMPATH Inc. (formerly known as Impath
         Laboratories Inc.)
 10.9    Floating Rate Promissory Note in the principal amount of            *
         $300,000 made by IMPATH Inc. in favor of Chemical Bank
 10.10   1989 Stock Option Plan                                              *
 10.11   Form of Indemnification Agreement with directors                    *
 10.12   Lease Modification Agreement dated as of April 24, 1995 between     *
         166 East 61st Street Associates and IMPATH Inc. (formerly known as Impath Laboratories Inc.)
 10.13   Letter Agreement dated December 12, 1997 between Anu D. Saad,      **
         Ph.D., and IMPATH Inc.
 10.14   Letter Agreement dated December 12, 1997 between John P.           **
         Gandolfo and IMPATH Inc.
 10.15   Letter Agreement dated December 12, 1997 between Bruce C.          **
         Horten, M.D., and IMPATH Inc.
 10.16   Letter Agreement dated December 12, 1997 between Moacyr Da         **
         Silva, M.D., and IMPATH Inc.
 10.17   Letter Agreement dated December 12, 1997 between Richard P.        **
         Adelson and IMPATH Inc.
 10.18   1997 Long Term Incentive Plan                                     ***
 10.19   Agreement of Lease dated as of June 26, 1997 between               **
         International Flavors & Fragrances Inc. and IMPATH Inc.
 23      Consent of KPMG                                                    **
 24      Power of Attorney (see "Power of Attorney" in Form 10-K)
 27      Financial Data Schedule

--------
  * Incorporated by reference to the exhibit of the same number filed with the Registration Statement on Form S-1 of IMPATH Inc. (File No. 33-98916).
 ** Incorporated by reference to the exhibit of the same number filed with the
    Annual Report on Form 10-K for the year ended December 31, 1997.
*** Incorporated by reference to Exhibit A to the Proxy Statement of IMPATH
    Inc. dated April 25, 1997 (File No. 000-27750).
Ex-23

                                CONSENT OF KPMG