Form 10-Q
period 2000-03-31
IMPATH INC
filed 2000-05-15
CIK 1003114

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2000 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____ Commission file number 0-27750 IMPATH INC. (exact name of registrant as specified in its charter)

Delaware	8071	13-3459685
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

521 West 57th Street
New York, New York 10019
(212) 698-0300
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No ___

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MARCH 31, 2000
Common Stock, par value	7,661,311
$ .005 per share

Index

IMPATH INC. and Subsidiaries

PART I.  Financial Information

Page Number
Item 1. Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets at March 31, 2000
and December 31, 1999	3

Consolidated Statements of Operations for the Three
Months Ended March 31, 2000 and March 31, 1999	4

Consolidated Statements of Stockholders’ Equity for the
Three Months Ended March 31, 2000	5

Consolidated Statements of Cash Flows for the Three
Months Ended March 31, 2000 and March 31, 1999	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations	8-11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Signatures	13

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	14-15

2
Item 1. Consolidated Financial Statements (Unaudited)

IMPATH INC. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	March 31, 2000	December 31, 1999
ASSETS
	—	—
Current assets:
Cash and cash equivalents	$4,835,139	$5,321,916
Marketable securities, at market value	20,957,439	23,716,022
Accounts receivable, net of allowance for doubtful accounts	41,914,500	35,515,029
Prepaid expenses	1,120,105	535,543
Deferred tax assets	1,784,074	1,784,074
Other current assets	6,948,604	4,851,273

Total current assets	77,559,861	71,723,857
Fixed assets, less accumulated depreciation and amortization	35,762,079	33,704,112
Deposits and other assets	607,874	338,373
Investment in preferred stock	5,000,000	5,000,000
Intangible assets, net of accumulated amortization	38,420,711	39,011,001

Total assets	$157,350, 525	$149,777,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$5,121,055	$4,655,309
Current portion of notes payable	926,254	1,064,587
Short term borrowings	3,000,000	0
Accounts payable	3,571,772	3,031,898
Deferred revenue	2,051,438	1,988,146
Income taxes payable	3,375,133	1,434,947
Accrued expenses & other current liabilities	2,245,222	3,443,578

Total current liabilities	20,290,874	15,618,465

Capital lease obligations, net of current portion	13,298,695	10,378,142
Notes payable, net of current portion	800,000	800,000
Deferred tax liabilities	2,666,649	2,666,649
Stockholders’ equity:
Common stock	43,829	43,475
Common stock to be issued	645,000	1,735,000
Additional paid-in capital	124,206,204	122,553,938
Retained earnings	23,150,984	20,330,152
Accumulated other comprehensive (loss)	(690,450)	(705,029)

	147,355,567	143,957,536
Less:
Cost of 1,104,738 and 955,738 shares of common stock
held in treasury in 2000 and 1999, respectively	(26,750,281)	(23,350,467)
Deferred compensation	(310,979)	(292,982)

Total stockholders’ equity	120,294,307	120,314,087

Total liabilities and stockholders' equity	$157,350,525	$149,777,343

See accompanying notes to consolidated financial statements.

IMPATH INC. and Subsidiaries

Consolidated Statements of Operations (Unaudited)
	Three Months Ended March 31
	2000	1999
Revenues:
Net diagnostic and prognostic services	$ 27,435,875	$ 15,733,966
Biopharmaceutical services	1,945,009	252,054
Tumor registry services	1,181,948	984,131

	30,562,832	16,970,151

Operating expenses:
Salaries and related costs	12,112,396	6,727,322
Selling, general and administrative	11,267,211	6,357,057
Depreciation and amortization	2,375,078	1,362,453

Total operating expenses	25,754,685	14,446,832

Income from operations	4,808,147	2,523,319
Interest income	474,119	670,898
Interest expense	(381,197)	(171,154)

Other Income, net	92,922	499,744
Income before income tax expense	4,901,069	3,023,063
Income tax expense	(2,080,237)	(1,233,000)

Net income	$ 2,820,832	$ 1,790,063

Earnings per share:
Basic:
Net income per common share	$ 0.37	$ 0.22

Weighted average common shares outstanding	7,689,000	8,041,000

Diluted:
Net income per common share-assuming
dilution	$ 0.36	$ 0.22

Weighted average common and common
equivalent shares outstanding-assuming dilution	7,904,000	8,278,000

See accompanying notes to consolidated financial statements.

IMPATH INC. and Subsidiaries

Consolidated Statement of Stockholders’Equity

Three Months Ended March 31, 2000

(Unaudited)
	Common Stock
	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital (deficiency)	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Deferred compensation	Total
Balance at December 31, 1999	8,695,181	$43,475	$1,735,000	$122,553,938	$20,330,152	($ 705,029)	($23,350,467)	($ 292,982)	$ 120,314,087

Common shares issued upon
exercise of stock options	30,865	154		562,466					562,620

Issuance of common shares	40,000	200	(1,090,000)	1,089,800					--

Repurchase of common shares							(3,399,814)		(3,399,814)

Amortization of deferred
compensation								(17,997)	(17,997)
Comprehensive income:
Change in unrealized net
depreciation of securities						14,579			14,579
Net income for the period
ended March 31, 2000					2,820,832				2,820,832

Total comprehensive income									2,835,411

Balance at March 31, 2000	8,766,046	$43,829	$645,000	$124,206,204	$23,150,984	($ 690,450)	($26,750,281)	($ 310,979)	$ 120,294,307

See accompanying notes to consolidated financial statements

IMPATH INC. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2000	1999
Cash flows from operating activities:
Net income	$ 2,820,832	$ 1,790,063
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	2,375,078	1,362,453
Provision for uncollectible accounts receivable	4,076,236	1,745,066
Non-cash compensation	67,241	59,280
Changes in assets and liabilities:
(Increase) in accounts receivable	(10,475,706)	(5,304,145)
Decrease in prepaid taxes	—	1,182,609
(Increase) in prepaid expenses and current assets	(2,681,893)	(956,492)
(Increase) in deposits and other assets	(269,501)	—
Decrease in accounts payable and accrued expenses	(658,482)	(916,477)
Increase in income taxes payable	1,940,186	—
Increase in deferred revenues	63,292	76,885

Total adjustments	(5,563,549)	(2,750,821)

Net cash used in operating activities	(2,742,717)	(960,758)

Cash flows from investing activities:
Purchases of marketable securities	(1,624,649)	(21,206,789)
Sales/maturities of marketable securities	4,397,811	20,503,457
Capital expenditures	(762,597)	(628,790)

Net cash provided by (used in) investing activities	2,010,565	(1,332,122)

Cash flows from financing activities:
Issuance of common stock from exercise of shares and warrants	477,382	195,553
Repurchase of common stock	(3,399,814)	(8,067,711)
Payments of capital lease obligations	(1,347,094)	(465,308)
Proceeds from capital leases	1,653,234	—
Proceeds (Repayment) of bank loans	3,000,000	(8,000,000)
Payments of notes payable	(138,333)	(411,900)

Net cash provided by (used in) financing activities	245,375	(16,749,366)

Net decrease in cash and cash equivalents	(486,777)	(19,042,246)
Cash and cash equivalents at beginning of period	5,321,916	45,556,005

Cash and cash equivalents at end of period	$ 4,835,139	$ 26,513,759

See accompanying notes to consolidated financial statements.

IMPATH INC.

Notes to Consolidated Financial Statements
(unaudited)

General:

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.

In the opinion of IMPATH Inc. (the “Company” or “IMPATH”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the financial information for all periods presented. Results for the interim periods are not necessarily indicative of the results for an entire year and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

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

Comprehensive Net Income:

Comprehensive net income is equal to the net income reported adjusted for the unrealized net depreciation of marketable securities, net of related deferred taxes. Comprehensive net income for the three months ended March 31, 2000 and 1999 was $2,835,411 and $1,726,075, respectively.

Investment:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, the Company’s investments (consisting primarily of government and corporate fixed income securities) were classified as available for sale. As a result, the unrealized depreciation is recorded as a separate component of stockholders’ equity, net of related deferred taxes. At March 31, 2000, approximately $5,000,000 of securities with original maturities of three months or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in current assets.

Accounts Receivable, Net of Allowance for Doubtful Accounts:

In accordance with Generally Accepted Accounting Principles (“GAAP”) and consistent with healthcare industry practices, IMPATH presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of March 31, 2000 and December 31, 1999:

	March 31, 2000	December 31, 1999

Gross accounts receivable	$ 76,925,120	$ 63,510,465
Allowance for doubtful accounts	(8,913,557)	(7,783,663)
Contractual allowance reserve	(26,097,063)	(20,211,773)

	$ 41,914,500	$ 35,515,029

Commitments and Contingencies:

The Company is involved in various legal actions in the normal course of business, some of which seek monetary damages. The Company believes any ultimate liability associated with these contingencies would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

As a provider of healthcare-oriented services, the Company is subject to extensive and frequently changing federal, state and local laws governing licensure, reimbursement, financial relationships referrals, conduct of operations and other aspects of the Company’s business. In recent years, the federal government has expanded its investigative and enforcement activities relating to the billing of government programs, such as Medicare and Medicaid, by laboratories and other healthcare providers. In January 2000, the Company was notified that the U.S. Attorney’s office for the Southern District of New York was investigating certain of the Company’s billing practices. The Company believes that its billing practices are in compliance with applicable laws and is cooperating in the investigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2000
Compared with Three Months Ended March 31, 1999

The Company’s total revenues for the three months ended March 31, 2000 and 1999 were $30.5 million and $16.9 million, respectively, representing an increase of $13.6 million, or 80.5%, in 2000. This growth was primarily attributable to a 16.0% increase in case volume resulting from increased sales and marketing activities, as well as a 50% increase in revenue realization per case due to product mix changes toward lymphoma/leukemia cases which encompass more analyses and a continuing payor mix shift towards third-party payers. In addition, revenues increased 672% over prior year billings as a result of the successful integration recently acquired BioClinical Partners Inc., (“BCP”) and increases in the numbers of projects with genomic companies.

Salaries and related costs for the first three months of 2000 and 1999 were $12.1 million and $6.7 million, respectively, representing an increase of $5.4 million, or 80.6%, in 2000. This increase was the result of increased personnel headcount due to case volume growth, personnel costs incurred in connection with the Company's recent acquisitions and staff augmentation necessitated by billing and collection delays associated with the the new billing system. As a percentage of total revenues, salaries and related costs remained consistent at 39.6%.

Selling, general and administrative expenses for the first three months of 2000 and 1999 were $11.3 million and $6.4 million, respectively, representing an increase of $4.9 million, or 76.6%, in 2000. The largest component of this increase was $2.3 million of increased bad debt expense associated with higher revenues and the billing and collection delays associated with the new billing system. The Company also incurred an additional $806,000 in incremental laboratory supplies and courier costs due to increasing case volume growth. Additionally, operating expenses increased by $1.5 million in connection with Company acquisitions. As a percentage of total revenues, selling, general and administrative expenses decreased to 36.9% in 2000 from 37.5% in 1999 due to the implementation of certain operating efficiencies combined with a higher revenue realization per case.

Depreciation and amortization expense for the first three months of 2000 and 1999 was $2.4 million and $1.4 million, respectively, representing an increase of $1 million , or 71.4%, in 2000. This increase was primarily due to approximately $440,000 in depreciation expense associated with the on-going development of the Company’s clinical and billing systems, an additional $252,000 in depreciation and amortization expense in connection with leasehold improvements resulting from the expansion of the Company’s New York facility and $210,000 in amortization of intangible assets associated with recent Company’s acquisitions. As a percentage of total revenues, depreciation and amortization decreased to 7.8% in 2000 from 8.0% in 1999, primarily as a result of the higher revenue realization per case.

Income from operations for the first three months of 2000 and 1999 was $4.8 million and $2.5 million, respectively, representing an increase of $2.3 million, or 92.0%, in 2000. The 2000 figure reflects an increase in Company operating margins from both of its core diagnostic and prognostic services, and biopharmaceutical/genomic services, partially mitigated by increased salaries and related costs referred to above. As a percentage of total revenues, income from operations increased to 15.7% in 2000 from 14.9% in 1999.

Other income, net for the first three months of 2000 and 1999, was $93,000 and $500,000, respectively, representing a decrease of $407,000, or 81.4%, in 2000. The decrease was the result of increased interest expense due to additional capital lease obligations and acquisition-related debt, as well as reduced interest income due to the sale of interest bearing securities, the proceeds of which were used to finance the Company’s stock buyback program and the acquisitions of BCP and Pacific Coast Reference Laboratories, Inc., (“PCRL”).

The tax provision for the first three months of 2000 of $2 million reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 2000 to be approximately 43% compared to 40% in 1999. This increase resulted from an increase in the Company’s state and local tax provision associated with a reduction in tax-exempt interest income and increased net income.

Net income for the first three months of 2000 and 1999 was $2.8 million and $1.8 million, respectively, representing an increase of $1 million, or 55.6%, in 2000. As a percentage of total revenues, net income decreased to 9.2% in 2000 from 10.5% in 1999. The decrease was primarily due to lower interest income and higher tax rate.

Liquidity and Capital Resources

Since inception, the Company has raised approximately $103.9 million of capital through the public offerings of its common stock and $6.6 million from private placements of preferred stock, all of which was converted into common stock at the closing of the Company’s initial public offering in February 1996. The Company’s working capital and capital expenditure needs have increased and are expected to continue to increase as the Company expands its existing facilities and pursues its growth strategy.

The Company’s cash and cash equivalent balances at March 31, 2000 and March 31, 1999 were $4.8 million and $5.3 million, respectively, representing a decrease of $500,000 in 2000. The Company also had approximately $20.9 million invested in a portfolio of investment-grade fixed-income securities at March 31, 2000, representing a $2.8 million decrease from the $23.7 million at December 31, 1999. The decrease was primarily due to the repurchase of 149,000 shares of common stock for approximately $3.4 million under the stock buyback program.

For the three months ended March 31, 2000, net cash used in operating activities was approximately $2.7 million. This was primarily due to an increase in accounts receivable, net of allowance for bad debt of approximately $6.4 million, in the period due to rapid sales growth and the claims filing delays associated with the Company’s new billing system. The continuing shift away from direct hospital billing and towards private insurance, as well as product mix changes toward lymphoma/leukemia cases, which carry a higher revenue realization per case, also contributed to this increase. In addition, as a result of increased case volume growth and changes in corporate purchasing methods, laboratory supply inventory increased approximately $1.6 millon. These activities were partially offset by higher net income, as well as an increase in income taxes payable of $1.9 million.

The Company incurred approximately $763,000 in capital expenditures associated with the development of the Company’s outcomes database, network infrastructure and the Company’s expansion of its laboratory and office facilities. The Company received approximately $500,000 for the three months ended March 31, 2000 through the issuance of common stock upon the exercise of Company stock options and warrants.

The Company has a line of credit for an aggregate principal amount of $15.0 million with Fleet Bank. Borrowing under the line bears interest at LIBOR plus 2.0%. As of March 31, 2000, the Company had $3.0 million outstanding under this line. The Company has lines of credit for financing equipment, leasehold improvements and computer hardware and software. In July 1999, the Company established a $6.0 million credit line with Newcourt Financial (currently “CIT Group”) with lease terms that are based on 48 monthly payments at a rate equal to .35% above the yield on four year treasury notes. As of March 31, 2000, the Company had fully drawn against the line. In September 1999, the Company established a $6.0 million credit line with Fleet Bank with lease terms based on 48 monthly payments at a rate equal to .20% above the yield on four year treasury notes. As of March 31, 2000, approximately $1 million was drawn against the line. In December 1999, the Company established a $6.2 million credit line with First American Bankcorp, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. The line of credit was subsequently increased to $15.0 million in March, 2000, under the same lease terms. As of March 31, 2000, approximately $5.3 million was drawn against this line.

The Company’s growth strategy is anticipated to be financed through its current cash resources and existing third-party credit facilities. The Company believes the combination of these sources will be sufficient to fund its operations and satisfy the Company’s cash requirements for the next 12 months and the foreseeable future. There may be circumstances, however, that would accelerate the Company’s use of cash resources. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company.

Impact of Inflation and Changing Prices

The impact of inflation and changing prices on the Company has been primarily limited to salary, laboratory and operating supplies and rent increases and has not been material to date to the Company’s operations. In the future, the Company’s revenue realization per case may not be sufficient to cover the cost of inflation, although the Company is responding to these concerns by attempting to increase the volume and adjust the product mix of its business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

The Company’s holdings of financial instruments are comprised of U.S. corporate debt, U.S. government debt and commercial paper. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company’s debt security portfolio represents funds held temporarily pending use in our business and operations. The Company manages these funds accordingly. The Company seeks reasonable assurance of the safety of principal and market liquidity by investing in grade fixed income securities while at the same time seeking to achieve a favorable rate of return. The Company’s market risk exposure consists principally of exposure to changes in interest rates. The Company’s holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter-end of the maturity spectrum, and at March 31, 2000, more than 77% of the Company’s holdings were in instruments maturing in two years or less and more than 42% of such holdings matured in one year or less.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2000	IMPATH INC. ---------------------------------
(Registrant)

Dated: May 15, 2000	By /s/ ANU D. SAAD -----------------------------------
Anu D. Saad, Ph.D.
resident and Chief
Executive Officer

Dated: May 15, 2000	By /s/ DAVID J. CAMMARATA ----------------------------------------------
David J. Cammarata
Executive Vice President,
Chief Financial Officer,
and Principal Accounting Officer
13

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number
27	Financial Data Schedule	15
14