Form 10-Q
period 2000-06-30
IMPATH INC
filed 2000-08-14
CIK 1003114

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 (Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000 OR
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

Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JUNE 30, 2000
Common Stock, par value	7,742,244
$.005 per share

Index

IMPATH INC. and Subsidiaries

PAGE NUMBER
PART I.	Financial Information

Item 1.	Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets at June 30, 2000 and December 31, 1999	3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2000 and June 30, 1999	4

Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2000	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and June 30, 1999	6

Notes to Consolidated Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Signatures	16

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	17-19

Item 1.   Consolidated Financial Statements (Unaudited)

IMPATH INC. and Subsidiaries

Consolidated Balance Sheets (unaudited)
	June 30, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$ 8,330,955	$ 5,321,916
Marketable securities, at market value	18,208,049	23,716,022
Accounts receivable, net of allowance for doubtful accounts	44,254,140	35,515,029
Prepaid expenses	1,335,723	535,543
Deferred tax assets	1,784,074	1,784,074
Other current assets	7,700,587	4,851,273

Total current assets	81,613,528	71,723,857

Fixed assets, less accumulated depreciation and amortization	44,742,454	33,704,112
Deposits and other assets	611,686	338,373
Investment in preferred stock	5,000,000	5,000,000
Intangible assets, net of accumulated amortization	37,751,548	39,011,001

Total assets	$169,719,216	$149,777,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$ 7,624,580	$ 4,655,309
Current portion of notes payable	863,126	1,064,587
Short term borrowings	3,000,000	0
Accounts payable	3,634,335	3,031,898
Deferred revenue	1,878,603	1,988,146
Income taxes payable	3,707,845	1,434,947
Accrued expenses & other current liabilities	2,903,649	3,443,578

Total current liabilities	23,612,138	15,618,465

Capital lease obligations, net of current portion	17,896,192	10,378,142
Notes payable, net of current portion	800,000	800,000
Deferred tax liabilities	2,666,649	2,666,649
Stockholders’ equity:
Common stock	44,234	43,475
Common stock to be issued	645,000	1,735,000
Additional paid-in capital	125,529,749	122,553,938
Retained earnings	26,219,613	20,330,152
Accumulated other comprehensive (loss)	(630,125)	(705,029)

	151,808,471	143,957,536

Less:
Cost of 1,104,738 and 955,738 shares of common stock
held in treasury in 2000 and 1999, respectively	(26,750,281)	(23,350,467)
Deferred compensation	(313,953)	(292,982)

Total stockholders’ equity	124,744,237	120,314,087

Total liabilities and stockholders’ equity	$169,719,216	$149,777,343

See accompanying notes to consolidated financial statements.

IMPATH INC. and Subsidiaries

Consolidated Statements of Operations (Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
Revenues:
Net diagnostic and prognostic services	$ 30,309,319	$ 19,588,031	$ 57,745,194	$ 35,321,998
Biopharmaceutical/Genomics services	2,047,004	300,178	3,992,013	552,232
Tumor registry services	1,007,695	957,529	2,189,643	1,941,660

	33,364,018	20,845,738	63,926,850	37,815,890

Operating expenses:
Salaries and related costs	12,834,812	7,835,466	24,947,208	14,562,788
Selling, general and administrative	12,374,299	8,118,146	23,641,510	14,475,203
Depreciation and amortization	2,549,108	1,612,380	4,924,186	2,974,833

Total operating expenses	27,758,219	17,565,992	53,512,904	32,012,824

Income from operations	5,605,799	3,279,746	10,413,946	5,803,066
Interest income	480,215	792,097	954,334	1,462,994
Interest expense	(702,454)	(242,858)	(1,083,651)	(414,012)

Other Income, Net	(222,239)	549,239	(129,317)	1,048,982

Income before income tax expense	5,383,560	3,828,985	10,284,629	6,852,048
Income tax expense	(2,314,931)	(1,531,594)	(4,395,168)	(2,764,594)

Net income	$ 3,068,629	$ 2,297,391	$ 5,889,461	$ 4,087,454

Earnings per share:
Basic:
Net income per common share	$ 0.40	$ 0.29	$ 0.76	$ 0.51

	7,733,000	7,949,000	7,711,000	7,995,000

Weighted average common shares outstanding
Diluted:
Net income per common share-assuming dilution	$ 0.38	$ 0.28	$ 0.74	$ 0.50

Weighted average common and common equivalent shares
outstanding-assuming dilution	8,104,000	8,156,000	8,004,000	8,217,000

See accompanying notes to consolidated financial statements.

IMPATH INC. and Subsidiaries Consolidated Statement of Stockholders’ Equity Six Months Ended June 30, 2000 (Unaudited)

	Common Stock		Common Stock to	Additional Paid-in Capital	Retained	Accumulated Other Comprehensive	Treasury	Deferred
	Shares	Amount	be Issued	(deficiency)	Earnings	(Loss)	Stock	compensation	Total
Balance at December 31,1999	8,695,181	$43,475	$1,735,000	$122,553,938	$20,330,152	($705,029)	($23,350,467)	($ 292,982)	$120,314,087

Common shares issued upon exercise of stock options	111,801	559		1,686,077					1,686,636
Compensation associated with issuance of options to non-employees				199,934				(199,934)	—
Issuance of common shares	40,000	200	(1,090,000)	1,089,800					—

Repurchase of common shares							(3,399,814)		(3,399,814)

Amortization of deferred compensation								178,963	178,963
Comprehensive income:
Change in unrealized net depreciation of securities						74,904			74,904
Net income for the period ended June 30, 2000					5,889,461				5,889,461

Total comprehensive income									5,964,365

Balance at June 30, 2000	8,846,982	$44,234	$645,000	$125,529,749	$26,219,613	($630,125)	($26,750,281)	($313,953)	$124,744,237

See accompanying notes to consolidated financial statements

IMPATH INC. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2000	1999
Cash flows from operating activities:
Net income	$ 5,889,461	$ 4,087,454
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
Depreciation and amortization	4,924,186	2,974,833
Provision for uncollectible accounts receivable	8,684,792	4,093,415
Non-cash compensation	178,963	109,642
Changes in assets and liabilities:
(Increase) in accounts receivable	(17,423,903)	(13,122,159)
(Increase) in prepaid expenses and current assets	(3,649,494)	(1,884,292)
(Increase) in deposits and other assets	(273,313)	(42,154)
(Increase) decrease in accounts payable and accrued expenses	62,508	(354,372)
Increase in income taxes payable	2,272,898	1,979,810
(Decrease) increase in deferred revenues	(109,543)	129,306

Total adjustments	(5,332,906)	(6,115,971)

Net cash provided by (used in) operating activities	556,555	(2,028,517)

Cash flows from investing activities:
Purchases of marketable securities	(1,656,697)	(33,481,800)
Sales/maturities of marketable securities	7,239,574	28,887,488
Acquisitions of businesses, net of cash acquired	(316,375)	—
Capital expenditures	(2,552,826)	(4,256,742)

Net cash provided by (used in) investing activities	2,713,676	(8,851,054)

Cash flows from financing activities:
Issuance of common stock from exercise of shares and warrants	1,686,636	252,056
Repurchase of common stock	(3,399,814)	(8,630,161)
Payments of capital lease obligations	(2,999,787)	(1,186,045)
Proceeds from capital leases	1,653,234	—
Proceeds (repayment) of bank loans	3,000,000	(8,000,000)
Payments of notes payable	(201,461)	(824,608)

Net cash used in financing activities	(261,192)	(18,388,758)

Net increase (decrease) in cash and cash equivalents	3,009,039	(29,268,329)
Cash and cash equivalents at beginning of period	5,321,916	45,556,005

Cash and cash equivalents at end of period	$ 8,330,955	$ 16,287,676

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

Comprehensive Net Income:

Comprehensive net income is equal to the net income reported adjusted for the unrealized net depreciation of marketable securities, net of related deferred taxes. Comprehensive net income for the three months ended June 30, 2000 and 1999 was $3,128,954 and $1,889,997 respectively. Comprehensive net income for the six months ended June 30, 2000 and 1999 was $5,964,365 and $3,616,072 respectively.

Investment:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, the Company’s investments (consisting primarily of government and corporate fixed income securities) were classified as available for sale. As a result, the unrealized depreciation is recorded as a separate component of stockholders’ equity, net of related deferred taxes. At June 30, 2000, approximately $4,927,475 of securities with original maturities of three months or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in current assets.

Accounts Receivable, Net of Allowance for Doubtful Accounts:

In accordance with Generally Accepted Accounting Principles (“GAAP”) and consistent with healthcare industry practices, IMPATH presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of June 30, 2000 and December 31, 1999:

	June 30, 2000	December 31, 1999
Gross accounts receivable	$ 81,893,917	$ 63,510,465
Allowance for doubtful accounts	(10,110,232)	(7,783,663)
Contractual allowance reserve	(27,529,545)	(20,211,773)

	$ 44,254,140	$ 35,515,029

Recent Acquisitions

On June 1, 2000 the Company purchased certain assets of M.I.T Consultant, Inc. (MIT), a privately held histology business based in Los Angeles, CA for $132,750. The terms provided for an initial payment of $66,375 and $66,375 payable in two equal semi-annual installments beginning November 2000, $16,600 of which is contingent upon the achievement of previously established revenue targets, with interest accruing at 6% per annum.

On June 16, 2000 the Company purchased certain assets of InterScience Diagnostic Laboratories, Inc. (IDL), a privately held cytogenetics company based in Brooklyn, New York for $250,000. This transaction will allow IMPATH to expand its cytogenetics business. Additionally, IDL will further enhance the Company’s ability to provide unique cancer information to physicians for evaluating and treating cancer patients.

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

Subsequent Events:

On July 24, 2000, the Company’s Board of Directors declared a two-for-one common stock split, to be paid on August 28, 2000 effected in the form of a 100% common stock dividend. The stock dividend will entitle each shareholder of record at the close of business on August 16, 2000 to one additional share of IMPATH Inc. common stock held on that date. Per share information in this quarterly report has not been restated to reflect this stock split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2000
Compared with Three Months Ended June 30, 1999

The Company’s total revenues for the three months ended June 30, 2000 and 1999 were $33.4 million and $20.8 million, respectively, representing an increase of $12.6 million, or 60.6%, in 2000. This growth was primarily attributable to a 20.0% increase in case volume resulting from increased sales and marketing activities, as well as a 29.2% increase in revenue realization per case due to continuing product mix changes toward lymphoma/leukemia cases, which entail more analyses. In addition, biopharmaceutical/genomic revenues increased 582% over prior year billings as a result of the successful integration of recently acquired BioClinical Partners Inc.(“BCP”) and increases in the numbers of projects with genomic companies.

Salaries and related costs for the three months ended June 30, 2000 and 1999 were $12.8 million and $7.8 million, respectively, representing an increase of $5.0 million, or 64.1%, in 2000. This increase was the result of increased personnel due to rapid case volume growth, labor costs associated with the Company’s recent acquisitions and staff augmentation required to facilitate billing and collection efforts. As a result, salaries and related costs as a percentage of total revenues increased to 38.3% in 2000 from 37.5% in 1999.

Selling, general and administrative expenses for the three months ended June 30, 2000 and 1999 were $12.4 million and $8.1 million, respectively, representing an increase of $4.3 million, or 53.1%, in 2000. The largest component of this increase was $2.3 million of increased bad debt expense associated with higher revenues. Additionally, operating expenses increased by $1.1 million in connection with Company acquisitions. The Company also incurred an additional $803,000 in incremental laboratory supplies, courier costs and travel expenses due to rapid case volume growth and increased sales and marketing activities. As a result of the higher revenue realization per case, selling, general and administrative expenses as a percentage of net revenues decreased to 37.1% in 2000 from 38.9% in 1999.

Depreciation and amortization expense for the three months ended June 30, 2000 and 1999 was $2.5 million and $1.6 million, respectively, representing an increase of $0.9 million, or 56.3%, in 2000. This increase was partially due to $346,000 in depreciation expense associated with the on-going development of the Company’s clinical and billing systems, an additional $260,000 in depreciation expense incurred in connection with facilities expansion and $200,000 in amortization of intangible assets associated with recent acquisitions. As a percentage of total revenues, depreciation and amortization decreased to 7.5% in 2000 from 7.7% in 1999.

Income from operations for the three months ended June 30, 2000 and 1999 was $5.6 million and $3.3 million, respectively, representing an increase of $2.3 million, or 69.7%, in 2000. The 2000 figure reflects operating margin expansion in its core physician services business, as well as rapid revenue growth with biopharmaceutical/genomic services, partially mitigated by the increased salaries and related costs referred to above. As a percentage of total revenues, income from operations increased to 16.8% in 2000 from 15.9% in 1999.

Other income (expense), net for the three months ended June 30, 2000 and 1999, was approximately $(222,000) and $549,000, respectively, representing a decrease of $771,000 in 2000. The decrease was primarily due to sales of interest bearing securities, the proceeds of which were used to finance the Company’s treasury stock buyback program, as well as increased interest expense associated with additional capital lease obligations and acquisition-related debt.

The tax provision for the three months ended June 30, 2000 of $2.3 million reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 2000 to be approximately 43% compared to 40% in 1999. The 43% tax rate reflects an increase in the Company’s state and local tax provision due to reduction in tax-exempt interest income, as well as increased taxable income.

Net income for the three months ended June 30, 2000 and 1999 was $3.1 million and $2.3 million, respectively, representing an increase of $0.8 million, or 34.8%, in 2000. As a percentage of total revenues, net income decreased to 9.3% in 2000 from 11.1% in 1999. This decrease was primarily due to lower interest income, increased interest expense associated with capital lease obligations, as well as a higher tax rate.

Six Months Ended June 30, 2000
Compared with Six Months Ended June 30, 1999

The Company’s total revenues for the first six months of June 30, 2000 and 1999 were $63.9 million and $37.8 million, respectively, representing an increase of $26.1 million, or 69.0%, in 2000. This growth was primarily attributable to an 18.2% increase in case volume resulting from increased sales and marketing activities, as well as a 38.7% increase in revenue realization per case due to continuing product mix changes toward lymphoma/leukemia cases, which entail more analyses. In addition, biopharmaceutical/genomic revenues increased 623% over prior year billings as a result of the successful integration of recently acquired BioClinical Partners Inc.(“BCP”) and increases in the numbers of projects with genomic companies.

Salaries and related costs for the first six months of June 30, 2000 and 1999 were $24.9 million and $14.6 million, respectively, representing an increase of $10.3 million, or 70.5%, in 2000. This increase was the result of increased personnel due to rapid case volume growth, labor costs associated with the Company’s recent acquisitions and staff augmentation required to facilitate billing and collection efforts. As a result, salaries and related costs, as a percentage of total revenues, increased to 39.0% in 2000 from 38.6% in 1999.

Selling, general and administrative expenses for the first six months of June 30, 2000 and 1999 were $23.6 million and $14.5 million, respectively, representing an increase of $9.1 million, or 62.8%, in 2000. The largest component of this increase was $4.6 million of increased bad debt expense associated with higher revenues. Additionally, operating expenses increased by $2.5 million in connection with recent acquisitions. The Company also incurred an additional $1.85 million in incremental laboratory supplies, courier costs and travel expenses due to rapid case volume growth and sales and marketing activities. As a percentage of total revenues, selling, general and administrative expenses decreased to 36.9 % in 2000 from 38.4% in 1999 due to the implementation of certain operating efficiencies combined with a higher revenue realization per case.

Depreciation and amortization expense for the first six months of June 30, 2000 and 1999 was $4.9 million and $3.0 million, respectively, representing an increase of $1.9 million or 63.3%, in 2000. This increase was primarily due to $789,000 in depreciation expense associated with the on-going development of the Company’s clinical and billing systems, an additional $512,000 in depreciation related to facilities expansion and $410,000 in amortization of intangible assets associated with recent acquisitions. As a percentage of total revenues, depreciation and amortization expense decreased to 7.7% in 2000 from 7.9% in 1999.

Income from operations for the first six months of June 30, 2000 and 1999 was $10.4 million and $5.8 million, respectively, representing an increase of $4.6 million, or 79.3%, in 2000. The 2000 figure reflects an increase in operating margins associated with the Company’s core physician services business, as well as rapid revenue growth with biopharmaceutical/genomic services, partially mitigated by the increased salaries and related costs referred to above. As a percentage of total revenues, income from operations increased to 16.3% in 2000 from 15.3% in 1999.

Other income (expense), net for the first six months of June 30, 2000 and 1999 was $(129,000) and $1.1 million, respectively, representing a decrease of $1.2 million in 2000. The decrease was the result of increased interest expense due to additional capital lease obligations and acquisition-related debt, as well as reduced interest income due to the sale of interest bearing securities, the proceeds of which were used to finance the Company’s stock buyback program and the 1999 acquisitions of BCP and Pacific Coast Reference Laboratories, Inc. (“PCRL”).

The tax provision for the first six months of June 30, 2000 of approximately $4.4 million reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 2000 to be approximately 43%, as compared to 40% in 1999. The 43% effective tax rate resulted from an increase in the Company’s state and local tax provision due to lower tax-exempt interest income, as well as increased taxable income.

Net income for the first six months of June 30, 2000 and 1999 was $5.9 million and $4.1 million, respectively, representing an increase of $1.8 million, or 43.9%, in 2000. As a percentage of total revenues, net income decreased to 9.2% in 2000 from 10.8% in 1999. This decrease was due to lower interest income, increased interest expense associated with capital lease obligations as well as a higher tax rate.

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

The Company’s cash and cash equivalent balances at June 30, 2000 and December 31, 1999 were $8.3 million and $5.3 million, respectively, representing an increase of $3.0 million in 2000. The Company also had approximately $18.2 million in marketable securities at June 30, 2000, representing a $5.5 million decrease from the $23.7 million at December 31, 1999. The net decrease in cash and cash equivalents and marketable securities was primarily due to the repurchase of 149,000 shares of common stock for approximately $3.4 million associated with the Company’s treasury stock buyback program.

For the six months ended June 30, 2000, net cash provided by operating activities was approximately $557,000. This was driven by earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of approximately $15.3 million, partially offset by increases in accounts receivable, net of allowance for bad debt of $8.7 million. The increase in net accounts receivable was due primarily to rapid sales growth, as well as the claims filing delays associated with the Company’s new billing system implemented in 1999. The continuing product mix shift towards lymphoma/leukemia cases, which carry a higher revenue realization per case, also contributed to the increase. In addition, due to rapid case volume growth, supplies inventory increased approximately $2.2 million. This increase was offset by an increase in income taxes payable of $2.3 million.

The Company incurred approximately $2.6 million in capital expenditures associated with the expansion of its laboratory and office facilities. The Company also received $3.0 million from short term line of credit bank borrowings and approximately $1.7 million through the issuance of common stock upon the exercise of Company stock options and warrants.

The Company has a line of credit for an aggregate principal amount of $15.0 million with Fleet Bank. Borrowing under the line bears interest at LIBOR plus 2.0%. As of June 30, 2000, the Company had $3.0 million outstanding under this line. The Company has lines of credit for financing equipment, leasehold improvements and computer hardware and software. In July 1999, the Company established a $6.0 million credit line with Newcourt Financial (currently “CIT Group”) with lease terms that are based on 48 monthly payments at a rate equal to .35% above the yield on four-year treasury notes. As of June 30, 2000, the Company had fully drawn against the line. In September 1999, the Company established a $6.0 million credit line with Fleet Bank with lease terms based on 48 monthly payments at a rate equal to .20% above the yield on four-year treasury notes. As of June 30, 2000, approximately $1 million was drawn against the line. In December 1999, the Company established a $6.2 million credit line with First American Bankcorp, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. The line of credit was subsequently increased to $15.0 million in March 2000, under the same lease terms. As of June 30, 2000, approximately $11.9 million was drawn against this line. In April 2000, the Company established an $875,000 credit line with Dynamics Commercial Funding Corp. with lease terms of 36 months and a rate equal to the yield on three-year treasury notes. As of June 30, 2000, the Company had fully drawn against the line. In June 2000, the Company established an additional $4.0 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2000, approximately $716,000 was drawn against this line.

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

The Company’s holdings of financial instruments are comprised of U.S. corporate debt, U.S. government debt and commercial paper. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company’s debt security portfolio represents funds held temporarily pending use in our business and operations. The Company manages these funds accordingly. The Company seeks reasonable assurance of the safety of principal and market liquidity by investing in grade fixed income securities while at the same time seeking to achieve a favorable rate of return. The Company’s market risk exposure consists principally of exposure to changes in interest rates. The Company’s holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter-end of the maturity spectrum, and at June 30, 2000, more than 58% of the Company’s holdings were in instruments maturing in two years or less and more than 51% of such holdings matured in one year or less.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2000	IMPATH INC.
(Registrant)

Dated: August 14, 2000	By / s / ANU D. SAAD
Anu D. Saad, Ph.D.
President and Chief
Executive Officer

Dated: August 14, 2000	By / s / DAVID J. CAMMARATA
David J. Cammarata Executive Vice President, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number
27	Financial Data Schedule	16