Form 10-Q
period 2000-09-30
IMPATH INC
filed 2000-11-07
CIK 1003114

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2000

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____ Commission file number 0-27750 IMPATH INC. (exact name of registrant as specified in its charter)

Delaware	8071	13-3459685
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

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

Yes   X   No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT SEPTEMBER 30, 2000
Common Stock, par value $ .005 per share	15,670,248

Index

IMPATH INC. and Subsidiaries

PAGE NUMBER
PART I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets at September 30, 2000
and December 31, 1999	3

Consolidated Statements of Operations for the Three and Nine
Months Ended September 30, 2000 and September 30, 1999	4

Consolidated Statement of Stockholders’ Equity for the Nine
Months Ended September 30, 2000	5

Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 2000 and September 30, 1999	6

Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Signatures	16

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	17-19

Item 1. Consolidated Financial Statements (Unaudited)

IMPATH INC. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	September 30, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$8,064,460	$5,321,916
Marketable securities, at market value	18,073,618	23,716,022
Accounts receivable, net of allowance for doubtful accounts	46,587,331	35,515,029
Prepaid expenses	1,327,011	535,543
Deferred tax assets	1,784,074	1,784,074
Other current assets	8,259,089	4,851,273

Total current assets	84,095,583	71,723,857

Fixed assets, less accumulated depreciation and amortization	50,712,768	33,704,112
Deposits and other assets	664,301	338,373
Investment in preferred stock	5,000,000	5,000,000
Intangible assets, net of accumulated amortization	38,021,989	39,011,001

Total assets	$178,494,641	$149,777,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$8,817,599	$4,655,309
Current portion of notes payable	1,196,698	1,064,587
Short term borrowings	3,000,000	—
Accounts payable	3,836,238	3,031,898
Deferred revenue	1,969,668	1,988,146
Income taxes payable	5,063,704	1,434,947
Accrued expenses & other current liabilities	2,776,202	3,443,578

Total current liabilities	26,660,109	15,618,465

Capital lease obligations, net of current portion	19,575,991	10,378,142
Notes payable, net of current portion	100,000	800,000
Deferred tax liabilities	2,666,649	2,666,649

Stockholders’ equity:
Common stock	89,398	43,475
Common stock to be issued	645,000	1,735,000
Additional paid-in capital	128,111,120	122,553,938
Retained earnings	29,480,769	20,330,152
Accumulated other comprehensive (loss)	(427,193)	(705,029)

	157,899,094	143,957,536

Less:
Cost of 2,209,476 and 1,911,476 shares of common stock
held in treasury in 2000 and 1999, respectively	(26,750,281)	(23,350,467)
Deferred compensation	(1,656,921)	(292,982)

Total stockholders’ equity	129,491,892	120,314,087

Total liabilities and stockholders’ equity	$178,494,641	$149,777,343

See accompanying notes to consolidated financial statements.

IMPATH INC. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2000	1999	2000	1999
Revenues:
Net Physician services	$ 31,596,249	$ 19,182,042	$ 89,341,443	$ 54,504,040
Biopharmaceutical/Genomics services	2,692,470	1,364,392	6,684,483	1,916,623
Information services	1,116,797	966,878	3,306,440	2,938,537

	35,405,516	21,543,312	99,332,366	59,359,200

Operating expenses:
Salaries and related costs	13,131,619	8,035,154	38,078,827	22,597,940
Selling, general and administrative	13,461,933	7,986,774	37,103,443	22,461,982
Depreciation and amortization	2,731,880	1,864,972	7,656,066	4,839,808

Total operating expenses	29,325,432	17,886,900	82,838,336	49,899,730

Income from operations	6,080,084	3,656,412	16,494,030	9,459,470
Interest income	473,823	644,233	1,428,157	2,107,236
Interest expense	(754,301)	(290,158)	(1,837,952)	(704,169)

Other Income, Net	(280,478)	354,075	(409,795)	1,403,067

Income before income tax expense	5,799,606	4,010,487	16,084,235	10,862,537
Income tax expense	(2,493,831)	(1,604,194)	(6,888,999)	(4,368,790)

Net income	$ 3,305,775	$ 2,406,293	$ 9,195,236	$ 6,493,747

Earnings per share:
Basic:
Net income per common share	$0.21	$0.15	$0.59	$0.41

Weighted average common shares outstanding	15,607,000	15,864,000	15,481,000	15,948,000

Diluted:
Net income per common share-assuming dilution	$0.20	$0.15	$0.57	$0.40

Weighted average common and common equivalent
shares outstanding-assuming dilution	16,499,000	16,282,000	16,169,000	16,384,000

See accompanying notes to consolidated financial statements.

IMPATH INC. and Subsidiaries Consolidated Statement of Stockholders’ Equity Nine Months Ended September 30, 2000 (Unaudited)

	Common Stock		Common Stock to	Additional Paid-in Capital	Retained	Accumulated Other Comprehensive	Treasury	Deferred
	Shares	Amount	be Issued	(deficiency)	Earnings	(Loss)	Stock	compensation	Total
Balance at December 31, 1999	8,695,181	$43,475	$1,735,000	$122,553,938	$20,330,152	($705,029)	($23,350,467)	($292,982)	$120,314,087
Common shares issued upon
Exercise of stock options	410,874	2,055		2,605,397	(951)				2,606,501
Compensation associated with issuance of options to non-employees				1,861,985				(1,861.985)	—
Issuance of common shares	80,000	400	(1,090,000)	1,089,800	(200)				—
Repurchase of common shares							(3,399,814)		(3,399,814)
Amortization of deferred
Compensation								498,046	498,046

100% Stock Dividend	8,693,669	43,468			(43,468)
Comprehensive income:
Change in unrealized net
depreciation of securities						277,836			277,836
Net income for the period
Ended September 30, 2000					9,195,236				9,195,236

Total comprehensive income									9,473,072

Balance at September 30, 2000	17,879,724	$89,398	$645,000	$128,111,120	$29,480,769	($427,193)	($26,750,281)	($1,656,921)	$129,491,892

See accompanying notes to consolidated financial statements

IMPATH INC. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net income	$9,195,236	$6,493,747
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	7,656,066	4,839,808
Provision for uncollectible accounts receivable	14,590,779	6,575,728
Non-cash compensation	498,046	157,800
Changes in assets and liabilities:
(Increase) in accounts receivable	(25,663,081)	(18,461,932)
(Increase) in prepaid expenses and current assets	(4,199,284)	(4,085,406)
(Increase) in deposits and other assets	(325,928)	(62,888)
Increase in accounts payable and accrued expenses	136,964	651,242
Increase in income taxes payable	3,628,757	3,583,199
(Decrease) increase in deferred revenues	(18,478)	241,520

Total adjustments	(3,696,159)	(6,560,929)

Net cash provided by (used in) operating activities	5,499,077	(67,182)

Cash flows from investing activities:
Purchases of marketable securities	(2,164,289)	(40,650,189)
Sales/maturities of marketable securities	8,084,529	39,157,316
Acquisitions of businesses, net of cash acquired	(316,375)	(4,343,058)
Investment in preferred stock	--	(5,000,000)
Capital expenditures	(5,390,557)	(4,150,103)

Net cash provided by (used in) investing activities	213,308	(14,986,034)

Cash flows from financing activities:
Issuance of common stock from exercise of shares and warrants	2,606,501	407,283
Repurchase of common stock	(3,399,814)	(10,644,834)
Payments of capital lease obligations	(5,395,787)	(2,097,544)
Proceeds from capital leases	1,653,234	--
Proceeds (repayment) of bank loans	3,000,000	(10,000,000)
Payments of notes payable	(1,433,975)	(1,241,277)

Net cash used in financing activities	(2,969,841)	(23,576,372)

Net increase (decrease) in cash and cash equivalents	2,742,544	(38,629,588)
Cash and cash equivalents at beginning of period	5,321,916	45,556,005

Cash and cash equivalents at end of period	$8,064,460	$6,926,417

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

Comprehensive Net Income:

Comprehensive net income is equal to the net income reported adjusted for the unrealized net depreciation of marketable securities, net of related deferred taxes. Comprehensive net income for the three months ended September 30, 2000 and 1999 was $3,508,707 and $2,328,508 respectively. Comprehensive net income for the nine months ended September 30, 2000 and 1999 was $9,473,072 and $5,944,580 respectively.

Investment:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, the Company’s investments (consisting primarily of government and corporate fixed income securities) were classified as available for sale. As a result, the unrealized depreciation is recorded as a separate component of stockholders’ equity, net of related deferred taxes. At September 30, 2000, approximately $4,857,686 of securities with original maturities of three months or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in current assets.

Accounts Receivable, Net of Allowance for Doubtful Accounts:

In accordance with Generally Accepted Accounting Principles (“GAAP”) and consistent with healthcare industry practices, IMPATH presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of September 30, 2000 and December 31, 1999:

	September 30, 2000	December 31, 1999
Gross accounts receivable	$ 88,397,632	$ 63,510,465
Allowance for doubtful accounts	(12,132,209)	(7,783,663)
Contractual allowance reserve	(29,678,092)	(20,211,773)

	$ 46,587,331	$ 35,515,029

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

Stock Split:

On July 24, 2000, the Company’s Board of Directors declared a two-for-one common stock split effected in the form of a 100% common stock dividend, which was distributed on August 28, 2000 to each shareholder of record at the close of business on August 16, 2000. Accordingly, all share and per share information in the accompanying consolidated statement of operations contained in this quarterly report have been retroactively adjusted to reflect the stock split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2000
Compared with Three Months Ended September 30, 1999

The Company’s total revenues for the three months ended September 30, 2000 and 1999 were $35.4 million and $21.5 million, respectively, representing an increase of $13.9 million, or 64.7%, in 2000. This growth was primarily attributable to a 23.5% increase in case volume resulting from increased sales and marketing activities, as well as a 33.9% increase in revenue realization per case due to continuing product mix changes toward lymphoma/leukemia cases, which entail more analyses. In addition, biopharmaceutical/genomic revenues increased 97.3% over prior year billings as a result of the successful integration of recently acquired BioClinical Partners Inc.(“BCP”) and increases in the numbers of projects with genomic companies.

Salaries and related costs for the three months ended September 30, 2000 and 1999 were $13.1 million and $8.0 million, respectively, representing an increase of $5.1 million, or 63.8%, in 2000. This increase was the result of increased personnel due to rapid case volume growth, labor costs associated with the Company’s recent acquisitions and staff augmentation required to facilitate billing and collection efforts. As a result of a higher revenue realization per case, salaries and related costs as a percentage of total revenues decreased to 37.0% 2000 from 37.2% in 1999.

Selling, general and administrative expenses for the three months ended September 30, 2000 and 1999 were $13.5 million and $8.0 million, respectively, representing an increase of $5.5 million, or 68.8%, in 2000. The largest component of this increase was $3.4 million of increased bad debt expense associated with higher revenues. Additionally, costs of $520,000 were incurred in association with the building of the infrastructure to support the demand for our biopharmaceutical/genomics services and operating expenses increased by $1.2 million in connection with Company acquisitions. The Company also incurred an additional $402,000 in incremental rental, repairs and equipment service costs due to increasing case volume growth and facilities expansion. As a result of the aforementioned, selling, general and administrative expenses as a percentage of net revenues increased to 38.1% in 2000 from 37.2% in 1999.

Depreciation and amortization expense for the three months ended September 30, 2000 and 1999 was $2.7 million and $1.9 million, respectively, representing an increase of $0.8 million, or 42.1%, in 2000. This increase was partially due to $380,000 in depreciation expense associated with the on-going development of the Company’s clinical and billing systems, an additional $221,000 in depreciation expense incurred in connection with the expansion of our facilities and $173,000 in amortization of intangible assets related to recent acquisitions. As a percentage of total revenues, depreciation and amortization decreased to 7.6% in 2000 from 8.8% in 1999.

Income from operations for the three months ended September 30, 2000 and 1999 was $6.1 million and $3.7 million, respectively, representing an increase of $2.4 million, or 64.9%, in 2000. The 2000 figure reflects operating margin expansion in its core physician services business, partially mitigated by increased expenses associated with building the infrastructure to support the demand for our biopharmaceutical/genomics services. As a percentage of total revenues, income from operations remained consistent at 17.2% in 2000 and 1999.

Other income (expense), net for the three months ended September 30, 2000 and 1999, was approximately $(280,000) and $354,000, respectively, representing a decrease of $634,000 in 2000. The decrease was primarily due to sales of interest bearing securities, the proceeds of which were used to finance the Company’s treasury stock buyback program and recent acquisitions, as well as increased interest expense associated with additional capital lease obligations and acquisition-related debt.

The tax provision for the three months ended September 30, 2000 of $2.5 million reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 2000 to be approximately 43% compared to 40% in 1999. The 43% tax rate reflects an increase in the Company’s state and local tax provision due to a reduction in tax-exempt interest income, as well as increased taxable income.

Net income for the three months ended September 30, 2000 and 1999 was $3.3 million and $2.4 million, respectively, representing an increase of $0.9 million, or 37.5%, in 2000. As a percentage of total revenues, net income decreased to 9.3% in 2000 from 11.2% in 1999. This decrease was due to lower interest income, increased interest expense associated with capital lease obligations, as well as a higher tax rate.

Nine Months Ended September 30, 2000
Compared with Nine Months Ended September 30, 1999

The Company’s total revenues for the first nine months of September 30, 2000 and 1999 were $99.3 million and $59.4 million, respectively, representing an increase of $39.9 million, or 67.2%, in 2000. This growth was primarily attributable to an 18.9% increase in case volume resulting from increased sales and marketing activities, as well as a 37.9% increase in revenue realization per case due to continuing product mix changes toward lymphoma/leukemia cases, which entail more analyses. In addition, biopharmaceutical/genomic revenues increased 249% over prior year billings as a result of the successful integration of recently acquired BCP and increases in the numbers of projects with genomic companies.

Salaries and related costs for the first nine months of September 30, 2000 and 1999 were $38.1 million and $22.6 million, respectively, representing an increase of $15.5 million, or 68.6%, in 2000. This increase was the result of increased personnel due to rapid case volume growth, labor costs associated with the Company’s recent acquisitions and staff augmentation required to facilitate billing and collection efforts. As a result, salaries and related costs, as a percentage of total revenues, increased to 38.4% in 2000 from 38.0% in 1999.

Selling, general and administrative expenses for the first nine months of September 30, 2000 and 1999 were $37.1 million and $22.5 million, respectively, representing an increase of $14.6 million, or 64.9%, in 2000. The largest component of this increase was $8.0 million of increased bad debt expense associated with higher revenues. Additionally, costs of $1.3M were incurred in association with the building of the infrastructure to support the demand for our biopharmaceutical/genomics services and operating expenses increased by $2.0 million in connection with recent acquisitions. The Company also incurred an additional $1.8 million in rental, repairs and equipment service costs as well as $1.4 million in incremental laboratory supplies, courier costs and travel expenses due to rapid case volume growth, facilities expansion and sales and marketing activities. As a percentage of total revenues, selling, general and administrative expenses decreased to 37.4 % in 2000 from 37.9% in 1999, primarily due to a higher revenue realization per case.

Depreciation and amortization expense for the first nine months of September 30, 2000 and 1999 was $7.7 million and $4.8 million, respectively, representing an increase of $2.9 million, or 60.4%, in 2000. This increase was primarily due to $1.2 million in depreciation expense associated with the on-going development of the Company’s clinical and billing systems, an additional $820,000 in depreciation in connection with the expansion of our facilities and $582,000 in amortization of intangible assets associated with recent acquisitions. As a percentage of total revenues, depreciation and amortization expense decreased to 7.8% in 2000 from 8.1% in 1999.

Income from operations for the first nine months of September 30, 2000 and 1999 was $16.5 million and $9.5 million, respectively, representing an increase of $7 million, or 73.7%, in 2000. The 2000 figure reflects an increase in operating margins associated with the Company’s core physician services business, partially mitigated by increased expenses associated with building the infrastructure to support the demand for our biopharmaceutical/genomics services. As a percentage of total revenues, income from operations increased to 16.6% in 2000 from 16.0% in 1999.

Other income (expense), net for the first nine months of September 30, 2000 and 1999 was $(410,000) and $1.4 million, respectively, representing a decrease of $1.8 million in 2000. The decrease was the result of increased interest expense due to additional capital lease obligations and acquisition-related debt, as well as reduced interest income due to the sale of interest bearing securities, the proceeds of which were used to finance the Company’s stock buyback program and recent acquisitions.

The tax provision for the first nine months of September 30, 2000 of approximately $6.9 million reflects federal, state and local income tax expense. The Company has estimated its annual effective tax rate for 2000 to be approximately 43%, as compared to 40% in 1999. The 43% effective tax rate resulted from an increase in the Company’s state and local tax provision due to lower tax-exempt interest income, as well as increased taxable income.

Net income for the first nine months of September 30, 2000 and 1999 was $9.2 million and $6.5 million, respectively, representing an increase of $2.7 million, or 41.5%, in 2000. As a percentage of total revenues, net income decreased to 9.3% in 2000 from 10.9% in 1999. This decrease was due to lower interest income, increased interest expense associated with capital lease obligations, as well as a higher tax rate.

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

The Company’s cash and cash equivalent balances at September 30, 2000 and December 31, 1999 were $8.1 million and $5.3 million, respectively, representing an increase of $2.8 million in 2000. The Company also had approximately $18.1 million in marketable securities at September 30, 2000, representing a $5.6 million decrease from the $23.7 million at December 31, 1999. The net decrease in cash and cash equivalents and marketable securities was primarily due to the repurchase of 298,000 shares of common stock (split adjusted) for approximately $3.4 million associated with the Company’s treasury stock buyback program.

For the nine months ended September 30, 2000, net cash provided by operating activities was approximately $5.5M. This was driven by earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of approximately $24.2 million, partially offset by increases in accounts receivable, net of allowance for bad debt of $11.1 million. The increase in net accounts receivable was due primarily to rapid sales growth. The continuing product mix shift towards lymphoma/leukemia cases, which carry a higher revenue realization per case, also contributed to the increase. In addition, due to rapid case volume growth, supplies inventory and other current assets increased approximately $4.2 million. This increase was offset by an increase in income taxes payable of $3.6 million.

The Company incurred approximately $5.4 million in capital expenditures associated with the expansion of its laboratory and office facilities. The Company also received $3.0 million from short term line of credit bank borrowings and approximately $2.6 million through the issuance of common stock upon the exercise of Company stock options and warrants.

The Company has a line of credit for an aggregate principal amount of $15.0 million with Fleet Bank. Borrowing under the line bears interest at LIBOR plus 2.0%. As of September 30, 2000, the Company had $3.0 million outstanding under this line. The Company has lines of credit for financing equipment, leasehold improvements and computer hardware and software. In July 1999, the Company established a $6.0 million credit line with Newcourt Financial (currently “CIT Group”) with lease terms that are based on 48 monthly payments at a rate equal to .35% above yield on four-year treasury notes. As of September 30, 2000, the Company had fully drawn against the line. In September 1999, the Company established a $6.0 million credit line with Fleet Bank with lease terms based on 48 monthly payments at a rate equal to .20% above the yield on four-year treasury notes. As of September 30, 2000, approximately $1 million was drawn against the line. In December 1999, the Company established a $6.2 million credit line with First American Bankcorp, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. The line of credit was subsequently increased to $15.0 million in March 2000, under the same lease term. As of September 30, 2000, approximately $11.9 million was drawn against this line. In April 2000, the Company established a $875,000 credit line with Dynamics Commercial Funding Corp. with lease terms of 36 months and a rate equal to the yield on three-year treasury notes. As of September 30, 2000, the Company had fully drawn against the line. In June 2000, the Company established an additional $4.0 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2000, approximately $2.7 million was drawn against this line. In April 2000, the Company established a $3.0 million credit line with First Sierra Financial, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2000, the Company had fully drawn against the line. In September 2000, the Company established an additional $6.0 million credit line with First Sierra Financial, Inc. with the lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2000, the Company has not drawn down against this credit line.

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

The Company’s holdings of financial instruments are comprised of U.S. corporate debt, U.S. government debt and commercial paper. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company’s debt security portfolio represents funds held temporarily pending use in our business and operations. The Company manages these funds accordingly. The Company seeks reasonable assurance of the safety of principal and market liquidity by investing in grade fixed income securities while at the same time seeking to achieve a favorable rate of return. The Company’s market risk exposure consists principally of exposure to changes in interest rates. The Company’s holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter-end of the maturity spectrum, and at September 30, 2000, approximately 58% of the Company’s holdings were in instruments maturing in two years or less and more than 57% of such holdings matured in one year or less.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2000	IMPATH INC. (Registrant)
Dated: November 7, 2000	By /s/ ANU D. SAAD Anu D. Saad, Ph.D. President and Chief Executive Officer
Dated: November 7, 2000	By /s/ DAVID J. CAMMARATA David J. Cammarata Executive Vice President, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number

27	Financial Data Schedule	18