Form 10-K
period 2000-12-31
IMPATH INC
filed 2001-03-30
CIK 1003114

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

Commission file number 0-27750

LOGO

IMPATH INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3459685 (I.R.S. Employer Identification No.)

521 West 57th Street New York, New York (Address of principal executive offices)	10019 (Zip Code)

Registrant’s telephone number, including area code (212) 698-0300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.005 par value
Title of class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

Aggregate market value as of February 28, 2001	$917,891,856

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.005 par value, as of February 28, 2001	18,379,893

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

     2001 Proxy Statement—Part III

PART I

Item 1. Business.

Overview

     IMPATH Inc., the Cancer Information Company (the “Company”) was formed in 1988 by several academic pathologists seeking to bridge the gap between the way cancer is managed at an academic center and the way it is managed in the local community hospital setting where 80-85% of all cancer patients are diagnosed and treated. The Company focuses on the clinical application of advanced technologies in the community-based hospital environment to enable clinicians to make better treatment decisions for their cancer patients. Over the years, the Company expanded its focus to harness the information it was generating from performing analyses on thousands of cancer specimens annually and to broaden the value applications of that important biological information. The Company has also completed multiple strategic acquisitions which have provided technologies, complementary cancer information including longitudinal treatment and outcomes data, pharmacoeconomic analytical capabilities and a tissue and serology archive of well-characterized, fully documented cancer specimens.

     As a result of the evolution of the Company’s business and its significant resources in the area of oncology, the Company now serves the oncology community through three operating divisions. Physician Services, which currently comprises approximately 90% of overall revenue, specializes in providing patient-specific cancer diagnostic and prognostic information, with a particular expertise in difficult to diagnose tumors, prognostic profiles in breast and other cancers and lymphoma/leukemia analysis. Physician Services clients currently include more than 7,850 physicians specializing in the treatment of cancer patients, in over 1,975 hospitals and 446 oncology practices. IMPATH’s Physician Services business has populated a database that currently contains nearly 700,000 patient profiles.

     More recently, the Company formed its BioPharmaceutical/Genomics Services business (“BioPharma”) which, as of January 1, 2001, is now centralized under its IMPATH Predictive Oncology™ Division. Currently, approximately 7% of the Company’s overall revenues, BioPharma is the fastest growing segment of the Company’s operations. BioPharma leverages the Company’s vast resources (including scientific expertise, extensive database of patient profiles, relevant biological data, access to cutting edge technologies, tumor tissue archive and network of Physicians) to better serve our clients and offer a more integrated platform of products and services. BioPharma provides an integrated services and information resource for genomics, biopharmaceutical, diagnostic products and pharmaceutical companies in the development and commercialization of targeted gene-based therapies. Through the use of “translational genomics” or patient-specific biologics and clinical information, Biopharma accelerates the oncology drug discovery and development process for earlier market arrival of FDA-approved targeted therapeutics. IMPATH is currently working on more than 75 projects including 20 clinical trials with approximately 40 genomics, biotechnology and pharmaceutical companies. During 2000, the Company announced relationships with Millennium Pharmaceuticals, Bristol-Myers Squibb and GlaxoSmithKline to provide a broad range of services in this area.

     The Company’s Information Services division (approximately 3% of overall revenue) derives revenues through the licensing of tumor registry software to hospitals that treat cancer patients. There are currently about 600 hospitals utilizing this software. In addition the Company can link its information from the hundreds of thousands of analyzed specimens from its Physician Services business with data from its tumor registry business to provide information on the full continuum of care, from diagnosis through treatment and outcomes on tens of thousands of patients. This information should be increasingly valuable to those involved in the management of cancer including physicians, payors and developers of new therapies.

     The Company’s revenues were $138.2 million in 2000, representing revenue growth of 62% over 1999. The 2000 fiscal year was IMPATH’s eleventh consecutive year of annual revenue growth in excess of 40%. Moreover, the fourth quarter of 2000 represented IMPATH’s twenty-eighth consecutive quarter of record revenues. Income from operations and net income for 2000 were $20.2 million and $12.9 million, respectively, an increase of 67% and 57% over 1999.

     Certain terms relating to the Company’s business, which are used in this Annual Report on Form 10-K, are explained in the Glossary included at the end of this Item 1.

This Annual Report on Form 10-K may contain statements that the Company believes are, or may be considered to be, “forward-looking statements” within the meaning of varioius provisions of the Securities Act of 1933 and the Securities Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as the Company “believes,” “expects,” “anticipates,” “intends,” “plans,” “forsees” or other similar words or phrases. Similarly, statements that describe the Company’s projected growth and goals and its plans for expansion also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties, many of which are outside of managements control, and which could cause the Company’s actual results to differ materially form those contemplated by the relevant forward-looking statement. Some of the most signifigant factors that could cause the actual results to differ materially from the forward-looking statement, alone or in combination, would be the failure to continue to successfully integrate the businesses acquired by the Company, unanticipated disagreements with the Company’s joint venture or other partners. unanticipated changes in the healthcare industry (as a result of cost containment measures, changes in governmental regulation, including reimbursement programs and patient confidentiality issues, or other factors), an inability to procure consented, well-characterized tissue specimens, the adverse effect of any legal proceedings involving the Company an unanticipated failure in the commercialization of the Company’s biopharmaceutical products, or an unanticipated loss of business.

Readers are urged to consider these factors carefuly in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Cancer Information Market

     The market for cancer diagnosis, prognosis and treatment is significant and growing. After heart disease, cancer is the leading cause of death in the United States. Approximately eight million Americans alive today have been diagnosed with cancer (excluding certain skin cancers). According to the American Cancer Society, (ACS cancer facts and figures 2000) the estimated number of cancer cases diagnosed annually in the United States (excluding certain skin cancers) grew from approximately 530,000 in 1963 to approximately 1.2 million in 2000, an increase of 126%. The growth in the number of cancer cases in the United States is expected to accelerate as the leading edge of the “baby boom” population approaches 55 years of age, the age at which the incidence of cancer begins to rise sharply. Earlier diagnosis and better information have led to more effective treatment and have increased the five-year survival rate of cancer patients from 39% in 1963 to approximately 59% in 2000.

     The National Cancer Institute (ACS cancer facts and figures 2000) estimates that the direct medical costs associated with cancer were approximately $37 billion in 2000. The Company believes that these costs will increase rapidly as a result of the growth in the number of cancer patients and the high cost of new therapies. Thus, the Company anticipates that the demand for information regarding cancer and cancer management will continue to increase.

Physician Services Division

     The diagnosis, prognosis, treatment determination and follow-up of cancer are extremely complex processes, which require a multidisciplinary approach. Among the key specialties involved in cancer management are pathology (for diagnosis), surgery (for diagnosis and treatment), oncology (for treatment and follow-up), radiology (for diagnosis and follow-up) and radiation oncology (for treatment), as well as affiliated specialties such as urology and gynecology.

     IMPATH believes that its Physician Services division currently performs more specialized analyses for difficult to diagnose cancer cases (one of the Company’s fastest growing products) than any other institution in the world. The Company also believes that it is the leader in providing comprehensive patient-specific prognostic information for cancer. For example, IMPATH Physician Services provided patient-specific prognostic information on over 30% of all breast cancer cases in the U.S. in 2000. The Company’s fastest growing product is the analysis of lymphomas and leukemias, with IMPATH analyzing nearly 42,000 of such cases in 2000, representing an increase of 34% over 1999. Lymphoma/leukemia analysis represents a disease state in which IMPATH’s expertise and utilization of sophisticated, integrated technologies to provide critical information for optimal disease management.

     As an increased understanding of the molecular basis of cancer leads to the development of new evaluation methods and therapeutic tools, IMPATH expects that the information it provides will become increasingly significant in optimizing the management of all phases of cancer, including cancer predisposition, diagnosis, prognosis, treatment determination and patient follow-up. In addition, the Company believes that its broad range of services and patient-specific information will be essential to a growing list of cancer diagnoses, most notably prostate, colon, lung and bladder cancer. For example, in the latter part of 2000, the Company began offering new analyses, utilizing multiple technologies for prognosis and therapeutic response in an colon cancer.

     IMPATH Physician Services’ potential market includes all physicians involved in the diagnosis and treatment of cancer in the United States. This includes approximately 16,000 pathologists and more than 7,000 oncologists (excluding radiation oncologists), as well as other specialists who treat cancer, such as gynecologists and, surgeons, and bone marrow transplant centers.

     Based upon statistics compiled by the American Hospital Association (Hospital Statistics 2001 ed.), the Company believes that there are approximately 3,200 hospitals that are potential users of its diagnostic, prognostic and treatment-defining services. IMPATH Physician Services’ primary hospital customers remain the pathology departments in small- to medium-sized community hospitals (100 to 500 beds), where a large percentage of cancers are diagnosed and treated. However, the wide range of integrated technologies offered by Physician Services has facilitated the expansion of its target hospital customer base to include regional medical centers and some academic centers. These facilities generally do not perform their own sophisticated cancer anyalyses in oncology because the low case volume per hospital does not justify establishing and maintaining the required technological capabilities, facilities and expert medical staff. Additionally, the treating oncologists have become an important client base for IMPATH Physician Services. The coordination and utilization of information between the referring pathologist and treating oncologist has enabled them to optimize the benefit derived from the diagnostic and prognostic information provided by the Company in the more effective management of their cancer patients.

     The care of the cancer patient increasingly is being performed in outpatient settings, representing a shift from traditional, hospital-based care. Certain evaluations, surgical procedures and systemic treatments (e.g., chemotherapy) are now being performed at outpatient facilities, and most patient follow-up is being performed in outpatient settings rather than hospitals. These outpatient facilities generally do not have the expertise and resources to provide the information necessary for optimal cancer management. (See “- IMPATH’s Role in the Cancer Management Pathway”)

     In order to make optimal cancer management decisions, providers and payors require information about the specific characteristics of a patient’s cancer (e.g., how aggressive it is and how it can best be treated). In the past, patients have been treated based upon information gathered on entire classes of disease rather than on the individual’s cancer. With the development of new targeted cancer therapies, patient-specific information has become critical to cancer treatment decisions.

   Competitive Advantages

     IMPATH Physician Services has been a pioneer in the marketing of patient-specific diagnostic and prognostic information to medical professionals involved in cancer management. IMPATH Physician Services has established its leadership and reputation in the cancer information market through its extensive expertise, its integration of technological advances, its emphasis on customer service and education and the cost-effectiveness of its services. The Company believes that these factors, which cannot be duplicated without substantial investments of time and capital, provide it with significant advantages over existing and potential competitors.

     Expertise.  IMPATH Physician Services specializes in cancer tests that require a level of medical knowledge and technical expertise not found in the average community hospital and not readily accessible in academic medical centers. IMPATH believes that its medical staff has more experience in providing comprehensive tissue-based diagnostic and prognostic analyses of cancer than virtually any other group of practitioners. IMPATH Physician Services currently receives an average of 675 cases per day. The experience derived from such a volume of cases leads to superior professional and technical expertise. This expertise is reflected in the Company’s database of approximately 700,000 cancer cases analyzed to date, with more than 175,000 cases added during 2000 alone.

     Comprehensive Technology Integration.  IMPATH Physician Services provides a comprehensive range of cancer analyses using sophisticated technologies, including immunohistochemistry, image analysis and flow cytometry, cytogenetics, molecular pathology, micrometastases detection and serum analysis. These analyses are integrated through in-house technical and medical expertise to provide a single source for optimal patient-specific diagnostic, prognostic and treatment information, which the Company believes are not readily available from clinical laboratories, hospitals or academic centers. In the past decade, many new evaluation methods and treatment regimens have been developed as a result of the increased understanding of the cellular and molecular biology of cancer. As new therapies targeting cancers with specific biological characteristics emerge, the Company believes that the demand for cancer information services that identify such characteristics will increase substantially. The Company intends to continue to integrate technological advances rapidly and effectively to meet this demand. See “—Technologies.”

     Customer Service and Education.  IMPATH Physician Services’medical staff and customer service representatives emphasize quality of service, accuracy of results and speed of turnaround. The medical staff provides frequent expert consultation and generally returns results within 48 hours of receipt of a specimen. In addition, the Physician Services’sales force focuses on educating clients as to the benefits of the Company’s services in managing cancer. In contrast, the sales forces of most clinical laboratory companies market hundreds of disparate, cancer and non-cancer test services, and the Company believes that sales personnel at these companies have limited familiarity with the individual cancer tests offered. Many academic institutions, which perform some of the same individual analyses as the Company, typically do not have substantial marketing or customer service resources, and the pathology laboratories at large regional hospitals are generally dedicated to servicing only their affiliated physicians. The success of IMPATH Physician Services’focus on customer service and education is demonstrated not only by the Company’s rapidly growing case volume, but by the fact that Physician Services’case volume from its long-term customers continues to grow. See "—Sales and Marketing.”

     Cost-Effectiveness.  IMPATH Physician Services provides physicians with diagnostic and prognostic information necessary to determine the medically optimal therapy for each patient’s specific cancer. As a result, incorrect or unnecessary treatments can often be avoided, reducing associated trauma, risk and cost, and appropriate therapies can be implemented on a timely basis. In addition, because of its high case volume, the Company benefits from significant economies of scale which enable it to provide hospitals with a valuable, cost-effective and expeditious alternative to establishing and maintaining in-house pathology laboratories.

   BioPharmaceutical/Genomics Services Division

     In the 1990s, the world’s scientific community began a global project to map and interpret the functions of every gene in the human body. In February 2001, the scientific community announced an estimate of 30,000 genes in the human body. In addition, proteomics, or the study of the function of proteins made by those genes, has also emerged. The scientific community believes that advancements in genomics and proteomics should allow drugs to be tailored to the body’s genetic characteristics and potentially improve efficacy and avoid or mitigate adverse drug reactions. Companies are presently identifying functional targets, creating components and developing diagnostic tools to further this scientific pursuit.

     Medicines based on genomics and/or proteomics require precise and complex biological information to map and observe gene/protein interactions and to look for components —or gene targets—which will predict key biological functions of the cancer cell. These gene targets, however, will need to be well characterized, validated and optimized using efficient, high-throughput analytical tools that will identify the appropriate new drug “candidates” with the greatest potential clinical value. The fundamental strategy underlying all genomics efforts is the rational, predictive quality of the information and how it can be applied to the cancer patient. Using the analytical information obtained from selecting candidate drug targets, diagnostic products can be developed that can pre-select or effectively “stratify“patients for clinical trial programs. Stratifying patients for clinical trials using the personalized diagnostic product developed from this target validation process will dramatically increase the efficacy of the targeted therapeutic in the clinical environment and improve patient outcome.

     BioPharma is beginning to play an integral role in the process it calls “translational genomics” or translating potential gene-based targets into new oncology therapeutics. BioPharma can assist the genomics, biotechnology and pharmaceutical industry throughout the pre-clinical and clinical development stages of drug development with an integrated platform of translational genomic products and clinical services. This includes the use of our IMPATHGeneBank™ (“GeneBank™”) resource which has thousands of fully consented tumor tissues with clinical follow-up information. Placing these tissues in our unique high throughput array procedure (OptimArray™), targets can be efficiently validated and qualified. Thus, a target can be assessed for expression on early stage versus late stage disease, aggressive versus non-aggressive tumors, or chemo-sensitive versus chemo-resistant tumors. BioPharma will also provide assistance in the design and implementation of clinical trials. For example, immunotherapy (monoclonal antibody therapy, tumor vaccines, etc.) is now at the forefront of current oncology clinical trials. BioPharma is providing many of the necessary resources to successfully and efficiently conduct these trials. For instance, we are assisting in the identification of the ideal target population for therapy. This includes identifying patients at high-risk early stage disease most likely to fail chemotherapy. This includes patients with residual tumor cells in the blood and marrow and those with aggressive tumor markers. BioPharma can also demonstrate, among other things, in vitro activity of the trial compound using our Drug Resistance AssayTMor by identifying an increase in lymphocytes known to attack tumor cells, as well as monitoring the immune function of patients before, during and after the clinical trial.

     During 2000, IMPATH’s BioPharma entered into agreements with Millennium Pharmaceutical, Bristol-Myers Squibb and GlaxoSmithKline to provide a broad range of its services in this area. The Company expects to intensify its efforts in providing services to other genomics, biotechnology and pharmaceutical companies going forward.

   Competitive Advantage

     BioPharma has built a fully integrated capability to enhance the targeted drug discovery process by providing coordinated, interrelated platforms to facilitate faster, cost-effective, targeted product development. This approach is a departure from the historically fragmented set of resources from which a drug developer was forced to choose, never being sure that the independently obtained pieces of the puzzle would fit together. By contrast, BioPharma offers a seamless integration of critical components, including access to patients, physicians, technologies and outcomes data to allow the pharmacogenomic industry to accelerate its target discovery as well as development program.

     BioPharma has developed a worldwide network of sites from which well-characterized, cancer tissue specimens and corresponding serology are procured through its GeneBankTMprogram. Specimens are ideally associated with informed patient consent as well as the ability to follow subsequent treatment and outcomes information on the donors. These specimens are vital resources for the identification and validation of tumor targets for prospective therapies thereby facilitating the target discovery and validation process for genomics and biopharmaceutical companies. BioPharma uses its tissue resources in combination with the multiple technologies to rapidly assess the validity of potential therapeutic targets. BioPharma is also a prime resource for diagnostic products companies who seek to develop assays to identify the target in patients. Proactive assay development efforts with BioPharma (and IMPATH’s Physician Services Division, being perhaps the primary user of the new diagnostic), helps these companies benefit as targeted therapies are approved by the FDA since related diagnostic tools have been approved simultaneously.

     IMPATH’s ability to access a large number of patients with cancer and physicians treating cancer is another critical component of its accelerated drug discovery services. This is particularly important in the case of targeted therapies where patients with specific characteristics need to be identified. The fact that only 5% of patients with cancer currently participate in clinical trials is indicative of the complexity in recruiting the right patients for the right trial. IMPATH’s extensive physician client base provides an ideal pool from which to identify patients. In addition, IMPATH Physicians Network (“IPN”), through a group of oncologists that conduct clinical trials, helps to recruit patients and manages trials in the offices of community-based oncologists. During the latter part of 2000, IPN signed clinical trial agreements with several pharmaceutical companies, including Bristol-Myers Squibb, Lilly, Genentech and Immunomedics. Further, through internally developed software products, IMPATH searches its daily case volume of more than 675 cases and its hospital-based tumor registry of some 2 million patients to accelerate the patient recruitment process.

     IMPATH believes it provides important information on more cancer cases than any institution, anywhere, and therefore is in the best position to leverage its capabilities and unmatched resources to propel its business to the next level and beyond —serving anyone involved in the management of cancer from physicians to drug developers to diagnostic products companies. Additionally, the complex infrastructure that the Company has been building and enhancing, offers a unique competitive advantage especially when added to its access to cancer tissue, cutting-edge technologies, patients for clinical trials and cancer information which encompasses treatment and outcomes data.

Information Services Division:

     In the course of performing sophisticated analyses on hundreds of thousands of tumor samples, IMPATH gathers vast amounts of important biological information. Building on the information daily, IMPATH has added to its information database through strategic acquisitions and alliances. Through the acquisition of Medical Registry Services, Inc. (“MRS”), a developer and marketer of cancer registry software, the Company increased its capabilities in generating patient-specific information correlated to treatment and outcomes information to meet the demands of physicians, payors and drug developers in the more effective management of cancer. Cancer registries are required to be kept in hospitals treating cancer patients as part of a licensing requirement from the American College of Surgeons as well as state agencies and other regulatory bodies. When added to the information from IPN, this data stream provides therapeutic, treatment and outcomes information which can be paired with IMPATH’s biological and molecular data, creating a detailed continuum of care profile from diagnosis to treatment and through follow-up. The database adds value to all the participants involved in treating cancer, from the providers of health care to the patients who receive it.

   Competitive Advantage

     The Company believes that its cancer registry software provides capabilities and value-added features that are unique in the industry. Further, because the Company believes that its Physician Services division analyzes more cancer cases than any other institution, by combining the genetic and biochemical markers uncovered through these analyses with its rapidly growing outcomes-focused database, the Company can help identify the genetic basis for responsiveness to therapy, side effects of treatment and even disease predisposition. This database can also be used to identify the appropriate patients for clinical trials of targeted therapeutics. Identifying the correct patient is a cost-effective method to demonstrate efficacy and avoid unnecessary, costly over-enrollment. The Company is also seeking to link these data to outcomes and cost information in order to demonstrate the value of its Physician Services to payors and to provide new cancer information services to providers, payors, biopharmaceutical and large pharmaceutical companies and clinical research organizations. See "—Company Strategy.”

Company Strategy

     IMPATH’s objective is to be the leading cancer information company and the comprehensive resource for integrating all aspects of the management of cancer information. The Company is pursuing the following strategies to achieve its long-term growth objectives:

   Physician Services Division:

     Increase market penetration of diagnostic and prognostic services.  IMPATH believes that it has a significant opportunity to continue to increase its revenues and case volume from existing clients as well as through new relationships with hospitals, physicians and payors. The Company intends to continue to grow its core business by increasing the number of cases received from existing clients, continuing to incorporate new technologies and expanding the services it offers to the oncology outpatient market. Case volume for 1995 was 43,287; in 2000 that figure increased to 175,587, representing an average annual growth rate of 51%. In part as a result of the more complex analyses per case required to assess biological characteristics of the tumor, the Company’s average revenue realization per case has increased as well. The average revenue realization per case (excluding cytogenetic and serum analyses) has increased from approximately $340 in 1995 to approximately $707 in 2000, representing an average annual increase of 18%.

     Managed care networks represent an important business opportunity for the Company because, in many cases, unnecessary treatment can be avoided and significant cost savings can be achieved through the relatively inexpensive services provided by the Company. An IMPATH case analysis typically costs between $300 and $1,500 and contains information which can be critical for physicians to avoid ineffective courses of therapy costing many thousands of dollars. The Company intends to expand its presence in managed care by aggressively marketing the cost-effectiveness and clinical benefits of its services and assisting managed care companies in developing cancer treatment protocols. The Company currently has 591 contracts in place with providers as follows: 125 contracts with health plans, 176 with HMO’s, 106 with independent physician associations (IPA’s), 48 with Medical Groups, 46 with preferred provider organizations and 90 with third party administrators (TPAs) and continues in its efforts to insure its presence as a “preferred provider.”

     In order to implement this strategy, the Company intends to continue to identify and incorporate new technologies and scientific developments and to recruit and train medical, scientific, customer service and sales personnel to meet the demands of its expanding business.

     Pursue strategic acquisitions and alliances.  The Company has successfully completed the acquisition and integration of several complementary regional businesses that have added to the breadth and depth of its technological expertise and services and believes that there are other similar acquisition candidates, including companies with significant national and international presences.

     Target international expansion.  IMPATH Physician Services division believes that foreign markets represent a significant opportunity for the Company to expand its cancer information business. A principal focus of the Company’s international strategy will be selective acquisitions of established businesses providing services similar to those provided by the Company. IMPATH Physician Services also intends to pursue this opportunity by partnering with international physician oncology networks and hospital groups, and involvement in drug development efforts of international pharmaceutical companies. These efforts initially will focus primarily on select markets in Europe and South America and, once these relationships are established, would expand into Southeast Asia, Japan, Canada and Australia. These regions represent areas where sophisticated treatment technologies are currently in use and which the Company believes would benefit from its services.

   BioPharmaceutical/Genomics Services Division

     IMPATH’s BioPharma has assembled numerous resources derived from leveraging the Company’s expertise in diagnostic and molecular technology, significant biological resources and extensive patient-specific information to develop a successful commercial business focused on supporting oncology drug discovery and development. The business has been designed to support all phases of oncology drug development from discovery, to clinical trials, pre- and post-launch marketing support and label expansion. The Company expects its role to continue to expand and evolve in this area through its activities in “Translational Genomics” as this new paradigm in drug development also evolves. Since genomics and proteomics has allowed biology to enter an era of predictive medicine which is based on complex biological information to observe and track gene/protein interactions and look for targets, there is much to be done to translate these targets into new oncology therapeutics. The Company believes that BioPharma is the only entity of its kind to offer the necessary components, innovative platforms and requisite infrastructure to enable those involved in this new era of targeted drug development to accelerate their efforts. Further, as the biopharmaceutical industry increasingly utilizes predictive tests to design clinical trials and novel methodology to assess drug efficacy and patient response, IMPATH is well positioned to capitalize on opportunities in this industry.

     IMPATH will also continue to explore strategic acquisitions and alliances in this area of its business to enhance its capabilities in meeting the evolving needs of its biopharmaceutical/genomics clients.

     Further, the Company will continue to build and expand the requisite infrastructure to support its business activities while capturing the synergies between its divisions as its business continues to evolve and its role in the management of cancer grows.

   Information Services Division

     IMPATH Information Services division has made numerous enhancements to facilitate better access to critical, patient-focused longitudinal data to more efficiently provide information to it biopharma clients, including the assessment of market potential for new therapeutics, clinical trial design tools and analyses of drug utilization rates. The Company intends to continue to pursue selective acquisitions of companies that will enhance its cancer management information database. These acquisitions may also include companies involved in health care information services and companies that have expertise in the evaluation of medical data and cost analysis. The Company also expects to continue to develop information-based products that facilitate the practical utilization of biological and longitudinal patient information.

     The Company’s cancer registry software will continue to be marketed to hospitals and state agencies while continuing to look for strategic acquisitions in this area to populate its database of relevant biological and treatment and outcomes information in oncology as well as additional expertise in pharmacoeconomic analytical capabilities.

IMPATH’s Role in the Cancer Management Pathway

     The management of cancer involves a series of distinct steps which must be integrated in order to define a therapeutic strategy. At each step, information critical to the decision-making process must be obtained in order to make the optimal decision. Traditionally, the type of information applied to the decision-making process has been limited, and related not to an individual’s cancer, but rather to an entire class of disease. IMPATH Physician Services is providing, through the use of integrated advanced technology, information unique to a particular patient with cancer.

     Diagnosis.  IMPATH Physician Services’ diagnostic analyses provide information regarding tumors that are difficult to diagnose using conventional pathology procedures. Although most tumors can be diagnosed based on visual examination by the pathologist, as many as 15-20% (more than 250,000 per year in the U.S. alone) of all cancers defy specific classification by this method. This may result in treatment decisions that are approximated, incorrect or ineffective leading to unnecessary treatment, complications and increased cost. Traditionally, the therapeutic approach to a patient with cancer has been based on a purely morphological assessment of the origin of the cancer and the extent of spread, i.e., the tumor’s appearance under the microscope (for example, does it look like colon cancer?) and the tumor’s presence in various metastatic sites (such as regional lymph nodes and bone marrow). While this type of morphological assessment is well accepted, it has serious and critical limitations. Specifically, morphological assessment is able to provide very little information about the biological aggressiveness of an individual’s cancer and can provide virtually no meaningful information regarding the treatment to which the patient’s specific cancer will respond. IMPATH has shown that in a majority of cases which defy standard classification, the use of advanced technologies and the medical expertise provided by IMPATH lead to an accurate diagnosis, thus ensuring optimization of therapy, greater predictability of outcome, increased survival and decreased overall costs.

     Prognostic Assessment.  IMPATH Physician Services’ prognostic tests provide information to pathologists and oncologists regarding the aggressiveness of a tumor. The increase in knowledge of tumor biology and the development of new technologies have made it increasingly important to determine the aggressiveness of an individual cancer in order to treat that cancer more rationally. One breast cancer may have a low biological aggressiveness, and may therefore have a very low propensity to recur, while another breast cancer (which appears identical under the microscope) may be very aggressive. These tumors should be treated very differently, but may not be if these differences are not identified. For example, post-surgical systemic treatment, such as chemotherapy, for a cancer that has a very low rate of recurrence produces limited beneficial effects, and may only expose the patient to the morbidity and expense of such treatment. On the other hand, an aggressive cancer should be treated aggressively at the earliest possible time in order to achieve maximal therapeutic benefit. IMPATH’s prognostic expertise differentiates such difficult cases, providing the oncologist with the critical information necessary to treat patients effectively and to reduce morbidity and costs.

     Treatment Determination.  Traditionally, therapeutic approaches to cancer have been based solely on the diagnosis and stage (or extent) of disease. For example, a patient with breast cancer is treated with a particular combination of chemotherapeutic drugs not because it is known that the cancer in question is likely to respond, but rather because a certain proportion of other breast cancers have responded in the past to similar treatment. In an increasing number of cancer cases, IMPATH Physician Services provides information that can help to predict the specific types of therapy to which a particular tumor will not respond thus providing information on patient-specific likelihood of treatment failure. For example, in the case of breast cancer, IMPATH Physician Services provides critical information for the determination of likely patient responses to specific therapies (e.g., hormonal treatment and chemotherapy) before such therapies are administered. This type of information is becoming increasingly available for other types of tumors as well. Thus, therapies that are most likely to be beneficial can be instituted at the earliest possible time, when the impact will be the greatest. In addition, therapies that will have little effect can be avoided, thus decreasing morbidity and expense and accelerating the implementation of appropriate treatment. The Company believes that this type of patient-specific information will become essential for optimal cancer management.

     Treatment/ Follow-up.  Once a cancer has been diagnosed, assessed and treated, the patient must often undergo many years of follow-up care involving multiple patient contacts and repeat analyses. This care not only provides for the treatment of therapeutic complications (often resulting from inappropriate therapy due to inaccurate diagnosis and insufficient assessment) but is designed to determine, at the earliest possible time, if a patient has suffered a recurrence. IMPATH Physician Services has the expertise to provide highly sensitive patient monitoring in an increasing number of cancers. For example, the Company is able to establish whether or not certain types of lymphomas have recurred prior to their detection by any standard method, even sensitive microscopic analysis. The identification of tumor recurrence at the earliest possible time increases the likelihood of a beneficial therapeutic response.

Technologies

     Recent advances in immunology, biochemistry and molecular biology have created new tools with tremendous potential in the management of cancer patients. IMPATH Physician Services specializes in cancer tests that require a sophisticated level of medical knowledge and technical expertise that is beyond the capability of pathology laboratories in the average community hospital. In fact, the expertise required to develop and maintain a high quality immuno- and molecular pathology laboratory is found in a relatively small number of top level academic institutions. Furthermore, even the most sophisticated medical centers perform only a small fraction of the tests that IMPATH Physician Services performs every day. This is extremely important, as increased experience generally leads to superior professional and technical expertise. The average community hospital pathologist does not see a substantial volume or range of cases and, therefore, very rarely has the experience to choose the correct testing methodology and to evaluate the data, or the technical support to achieve high quality results. Even when these technologies exist at academic medical centers, they typically exist in different departments (e.g., pathology, genetics and molecular biology). The Company believes that there is usually no integration of information by these different departments, making it more difficult for the referring physician to diagnose and provide optimal treatment for a patient’s specific cancer.

     IMPATH Physician Services continues to identify and incorporate sophisticated technologies and analyses, consistent with the Company’s goal of remaining at the forefront of scientific advances in cancer analysis. IMPATH integrates these technologies in order to provide comprehensive cancer information critical for optimal cancer management. Importantly, these techniques also allow for the identification of patients who will not benefit from certain types of therapy, thus avoiding the cost, pain and side effects of unnecessary treatment.

     The following chart summarizes the Company’s use of technologies in its analyses of cancer:

Category of Analysis and Type of Cancer	Immunohisto- chemistry	Flow Cytometry And Image Analysis	Molecular Pathology	Cytogenetics	Micrometas- tases Detection	Drug Resistance Assay	Serum Analysis
Predisposition:			X
Diagnosis:
Difficult to
Diagnose Cancers	X
Lymphoma/Leukemia	X	X	X	X
Prognosis/Treatment
Determination:
Breast	X	X			X	X	X
Lymphoma/Leukemia	X	X	X	X	X	X
Prostate	X	X			X	X	X
Other (e.g., Colon,
Bladder, Ovarian)	X	X			X	X	X
Follow-up:
Breast			X		X	X	X
Lymphoma/Leukemia			X	X
Prostate			X		X		X
Other (e.g., Colon,
Bladder, Ovarian)			X		X		X

  Immunohistochemistry

     Immunohistochemistry (“IHC”) is a technique wherein a monoclonal antibody is used to identify disease-specific cellular antigens. A primary antibody to an antigen of interest is incubated with test tissue sections followed by a secondary antibody complex. If the antigen is present in tissue, the primary antibody binds and the antigen-antibody reaction can be visually detected by a color product. Because cell antigens are not absolutely tissue- or tumor-specific, the immunopathologist must use panels of antibodies to construct a “fingerprint” for identification. Immunohistochemistry is superior to standard biochemical assays because it provides faster results, can be used on smaller tissue samples, has less stringent requirements for specimen storage, and, most importantly, predicts outcomes more accurately.

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

  Molecular Pathology

     The next generation of commercial diagnostic and prognostic testing is generally expected to be based on molecular biology, since a disease or condition may be associated with the presence of an abnormality in DNA or RNA. A specimen may be tested for a particular disease or condition by finding and marking this abnormality. Currently, the use of molecular pathology is confined predominantly to academic centers. However, IMPATH already performs a wide range of molecular pathology analyses, including in situ hybridization (“ISH”). Similar to IHC except that a DNA probe is used rather than a monoclonal antibody, in situ hybridization employs recombinant DNA technology with labeled probes to locate and identify nucleic acid sequences within cells. IMPATH also uses a DNA-based technology called Southern blotting that detects genetic rearrangements that confirm abnormalities known to be present in certain tumors. More recently, fluorescence has been used to label probes, replacing the historical use of radioactive isotopes, in a technique called fluorescence in situ hybridization (“FISH”). Another promising molecular pathology technique already in use at IMPATH is the amplification of specific DNA sequences by thermal cycling and subsequent electrophoresis, the most sensitive method of detecting alteration in DNA.

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

     IMPATH Physician Services employs multiple technologies, across a range of tumor types, to determine the presence of occult tumor cells down to as few as 1 in 20 million cells. Cell colonies have been shown to grow when there are as few as 1 tumor cell in 2 million normal cells. This analysis serves to evaluate the extent of disease for appropriate staging, to monitor a patient’s response to therapy and to ascertain if post-transplant therapy may be of benefit. It is also useful in minimal residual disease detection in bone marrow and stem cell transplants for breast cancer patients.

  Drug Resistance Assay

     The primary reason cancer patients fail chemotherapy is drug resistance since each individual’s cancer can react differently to chemotherapy agents. The Drug Resistance AssayTM (“DRA”) can provide valuable information about the pattern of resistance unique to that particular patient, allowing the oncologist to better target therapy to the tumor. Many mechanisms have been identified which contribute to the development of cancer cell resistance to treatment; some tumors are highly resistant to virtually every anticancer drug, while others are very sensitive. The DRA performed by IMPATH measures the net effect of these mechanisms in the cells of the individual patient, allowing the oncologist to exclude chemotherapy agents unlikely to be effective, while selecting drugs with the greatest likelihood of clinical impact. This spares cancer patients the morbidity of ineffective chemotherapy while improving response and prolonging survival.

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

Cancer Management Through Information

     Optimal management of cancer means the best outcome at the lowest possible cost. At each step along a management pathway, the best choice is not necessarily the lowest cost alternative, but one which leads to the best outcome at the lowest overall cost. A patient with cancer has many treatment options, at widely varying costs, ranging for example from no further intervention to expensive experimental procedures such as bone marrow/stem cell transplants; however, the choice of a more expensive option may lead to a better outcome with fewer recurrences. This not only optimizes patient benefit (an obvious advantage as health care will be increasingly evaluated on the basis of outcome) but can actually lead to lower overall cost; the cost of treating recurrent disease is generally far greater than initial post-surgical interventions. Thus, outcomes and cost-effectiveness should be synergistic, and not mutually exclusive. The key to cost-effectiveness is choosing the most appropriate management pathway for the individual patient. This can only be done through the use of information derived from a patient’s tumor that defines its biological uniqueness, and allows for identification of the most appropriate therapeutic options.

     Finally, cancer management is not static; approaches that represent current best practices may well be added to or modified by new developments, a process that has tremendous impetus in research institutions and biopharmaceutical companies.

     With about 700,000 analyzed cases to date, IMPATH is rapidly incorporating the diagnostic and prognostic information generated from its analyses of cases into its cancer database. The demographics of these cases include: 303,402 breast cancer prognostics and treatment profiles; 179,622 complex cancer diagnoses; 134,831 lymphoma and leukemia classifications; and 76,555 analyses of other cancers (e.g., prostate, bladder, uterine).

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

   Breast Cancer Management

     Because of its unique approach to breast cancer, IMPATH Physician Services believes that it is the leader in providing the most comprehensive prognostic information essential to the management of breast cancer. In 2000, the Company provided patient-specific prognostic information on over 30% of all such cases in the U.S., and in over 35% of cases diagnosed in the New York metropolitan area, California and Florida, the Company’s largest markets.

   Management of Lymphoma/Leukemia

     The value of IMPATH Physician Services’ integrated approach to providing cancer information is especially well demonstrated in the clinical management of hematopoietic malignancies, such as lymphomas and leukemias, particularly as scientific advances improve our understanding of these diseases. The clinical management of hematopoietic malignancies requires a comprehensive approach that includes analysis by hematopathologists and the use of advanced diagnostic and prognostic technology. Most community hospitals do not have hematopathologists or the technologies required for such analyses. The Company utilizes multiple technologies including immunohistochemistry, flow cytometry, cytogenetics and molecular analyses to diagnose and classify these hematopoietic malignancies. Using the information from an IMPATH analysis, a physician can tailor therapy to optimize the outcome for a patient. These same technologies are applied to evaluate a patient’s response to therapy, and to evaluate the progression or remission of the disease.

      The clinical significance of IMPATH’s diagnostic technology is illustrated by the fact that during 2000, of all the suspected lymphoma cases sent to IMPATH Physician Services for analysis, approximately 10-15% were found to be an infection or inflammation rather than cancer. Prior to the development of certain technologies used by IMPATH, such cases may have been misdiagnosed as cancer. In the cases identified by IMPATH Physician Services as not being cancer, patients who were suspected of having a hematopoietic malignancy were spared the trauma, risk and cost associated with unnecessary treatment. Of the cases sent to IMPATH in 2000 that were in fact lymphomas, the technology applied by the Company permitted an assignment of the “grade“of the lymphoma, a process recommended by the International Lymphoma Study Group (1994). The grading of lymphomas is an important process that influences the treatment decisions of physicians and can result in better outcomes for a lymphoma patient.

      Similar to lymphomas, leukemias represent a type of cancer where the classification and grading of the disease provides critical information that influences the selection of therapy, predicts the response to therapy and indicates the likely outcomes for the patient. The characteristics that distinguish the various types of leukemias can be identified by the technology employed by IMPATH Physician Services. For example, in many cases, chromosome abnormalities identified by this technology permit the unequivocal assignment of the disease to a particular class of leukemia. As new biological characteristics associated with leukemia classes continue to be identified, the Company believes that it is well positioned to incorporate into its analyses additional tests to detect these characteristics.

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

Sales and Marketing

   Physician Services Division:

     Sales Force.  As of December 31, 2000, the IMPATH Physician Services sales force consisted of 71 employees, including a Vice President—six sales and marketing personnel, four regional directors, and 60 sales representatives. This sales force consists of highly trained individuals with extensive scientific backgrounds and successful sales records with health care companies. The sales force focuses on educating clients about the benefits of the Company’s services in managing cancer. IMPATH believes that the technical and clinical knowledge of its sales force distinguishes it from other companies.

     Marketing Support. IMPATH supports its Physician Services sales force with extensive customer service and marketing programs. Due to the technical and scientific complexity of IMPATH’s business, the Company has established a strong interactive relationship with its clients. This relationship serves to increase the reliance of the client on IMPATH and is a significant tool for encouraging business growth within the current customer base. The marketing process emphasizes educating physicians regarding the development of new technologies and the value of the information provided by IMPATH.

     Customer Service.  The Company emphasizes customer service, including the provision of a comprehensive detailed report to the referring physician after each analysis is completed. In general, the Company returns its completed analysis and report to the referring physician or clinician within 48 hours of receipt of the tissue specimen, compared with approximately 14 days for academic institutions. Further, the Company’s medical staff provides frequent expert consultation. The Company also employs customer service representatives, who are responsible for inquiries made by referring physicians and provide support for the Company’s sales staff. The success of IMPATH’s focus on customer service and education is demonstrated not only by the Company’s rapidly growing case volume, but by the fact that IMPATH’s case volume from its long-term customers continues to grow.

   BioPharmaceutical/ Genomics Services Division

     Sales Force and Marketing Support: As of December 31, 2000, BioPharma had a sales force consisting of three direct sales representatives, three Directors and a Vice President of Strategic Development. Additionally, a highly-skilled scientific and medical staff with focused technical expertise works closely with the sales representatives in developing customer-specific project specifications. Various members of the team interact regularly with clients to ensure seemless integration of services and rapid response to customer needs. The Company attends trade shows and regional industry meetings related to its integrated oncology services and their potential application across its genomics, biotechnology and pharmaceutical clients. Collateral literature is also produced to support long-term growth objectives.

   Information Services Division

     Sales Force and Marketing Support. As of December 31, 2000, the Company’s Information Services Division cancer registry software sales force consisted of two primary direct sales people supplemented, as necessary, by seven regional managers. Additionally, sales efforts are supported with extensive client focused marketing programs designed to build strong, interactive relationships with clients. A Vice President working with two marketing professionals guides sales and marketing efforts. The Company regularly attends national and local trade shows, participates in generating relevant case studies to demonstrate the cost effectiveness and utility of its tumor registry software capabilities and prepares newsletters and other collateral marketing support literature.

     Customer Service. The Information Services division of IMPATH emphasizes customer service and support and assigns each customer a specific Client Support Representative. There are seventeen Client Support Representatives located throughout the country. In addition, the division has four Technical Support Specialists based at its main office in New Jersey.

Competition

   Physician Services

     Competition.  IMPATH Physician Services operates in a segment of the health care industry that is highly fragmented and extremely competitive. The Company’s actual or potential competitors include large university or teaching hospitals; large clinical laboratories that have substantially greater financial, marketing and logistical resources than the Company; special purpose clinical laboratories that have limited test offerings and a highly focused product and marketing strategy; and the Company’s customers or potential customers who may choose to perform services similar to those performed by the Company. It is anticipated that competition will continue to increase due to such factors as the perceived potential for commercial applications of biotechnology and the continued availability of investment capital and government funding for cancer-related research. There are several large clinical laboratory companies which market a broad range of services nationally, and which have substantially greater financial, selling, logistical and laboratory resources than the Company. In addition, management has identified a number of specialized clinical laboratories in the U.S., which have test offerings that are less comprehensive than those of IMPATH and highly focused product and marketing strategies.

     Competition.BioPharma competes in an environment of large academic centers, research boutiques, biotechnology companies, site management and contract research organizations. The industry landscape is very fragmented, i.e. genomics companies in need of access to human tissue, clinical data, diagnostic development tools which they would purchase from several academic centers, perform DNA, RNA and MRNA extraction or hire an entity to perform those services, and then seek assistance in validating those targets from perhaps yet another entity. Thereafter, once a target has been validated, a diagnostic assay would need to be developed to identify the target in patients most likely to respond to the new therapeutic. Diagnostic products companies would be competitors is this area. Once a therapy has been developed, the Pharmaceutical company would need to navigate the complex clinical trial process by appropriately designing the trials, recruiting the right patients and documenting the results in accordance with FDA standards. Contract research organizations and site management companies would be competitors in this service.

     BioPharma is in a unique position in that it provides integrated oncology resources from access to well-characterized, fully consented tissue specimens with treatment and outcomes data on the donors, to access to cutting edge technologies for molecular assessment. BioPharma can assist in the development of a diagnostic tool to identify patients with the selected target, and then aid in recruiting the appropriate patients for targeted clinical trials to accelerate the drug development process while mitigating costs due to unnecessary over-recruitment. Additionally, BioPharma can help facilitate the effective running of the trial in the community-based oncology office by providing central contracting, pharmacy and Institutional Review Board services in additional to oversight of adherence to treatment protocols and uniformity of documentation.

     By virtue of the Company’s historic and current relationship with biotechnology and pharmaceutical companies as well as its new relationships with genomics companies, it has been able to enhance products and services for these customers by incorporating new capabilities. As new technologies and/or methodologies are developed, the Company would look to in-license them to maintain its competitive advantage of providing a broad and comprehensive range of integrated oncology services to its clients.

   Information Services Division

     Competition. The Company’s Information Services division generates revenue by providing cancer registry software to hospitals and state registries. Competitors in this area consist of four companies and a number of state agencies. The Company believes it is not only the largest vendor of cancer registry software in the U.S., but also provides a product with significantly more capabilities and value-added features than its competitors.

Reimbursement

     The Company typically bills third-party payors, such as private insurance plans, managed care plans and Medicare and Medicaid, as well as hospitals, for its services.

     During 1998, 1999 and 2000, the Company received the following estimated percentages of its total revenues for diagnostic and prognostic services from the respective payors identified below:

	Year Ended December 31,
Payor	1998	1999	2000
Hospitals	21%	17%	13%
Private Insurance/Managed Care	50	55	54
Medicare	25	23	28
Individual Patients	4	5	5

Total	100%	100%	100%

     For a discussion of the changes in these percentages in 2000, see Item 7 of this Annual Report on Form 10-K.

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

     Prior to the passage of the Balanced Budget Act of 1997, Medicare beneficiaries could (i) receive services on a fee-for-service basis pursuant to which Medicare generally pays providers based on a national fee schedule subject to the applicable copayment or (ii) elect to enroll with a managed care organization which had entered into a direct contract with Medicare whereby the organization is paid a predetermined amount for each covered Medicare beneficiary without regard to the frequency, extent or nature of services delivered. The Balanced Budget Act of 1997 reformed Medicare in a number of respects, including the phase out of existing Medicare risk contracts and the creation of the Medicare+Choice program. The Medicare+Choice program allows Medicare beneficiaries, in addition to traditional fee-for-service Medicare, to have access to a wide array of private health plan choices beyond the previously existing managed care arrangements. These additional plan options include “Coordinated Care Plans” which is an HMO with or without point of service option; a Provider-Sponsored Organization plan; a Preferred Provider Organization plan; and a demonstration Medical Savings Account project. The Company cannot predict what effect, if any, the program will have on the Company’s future Medicare revenues.

     Revenues from analyses performed for other patients are derived principally from other third-party payors, including commercial insurers, Blue Cross/Blue Shield plans, health maintenance and preferred provider organizations and from hospitals (who in turn bill third-party payors or patients). With respect to third-party payors, management has elected, to date, not to accept reimbursement rates set by such non-governmental third-party payors as payment in full. With respect to hospitals, management negotiates the terms applicable to each arrangement.

     The Company currently receives Medicare reimbursement through three Medicare carriers. Reimbursement rates for some services of the type or similar to the type performed by the Company have been established by Medicare and some other third-party payors, but have not been established for all services or by all carriers with respect to any particular service. Most carriers, including Medicare, do not cover services they determine to be experimental or investigational, or otherwise not reasonable and necessary for diagnosis or treatment. However, a formal coverage determination is made with respect to relatively few new procedures. When such determinations do occur for Medicare purposes, they most commonly are made by the local Medicare carrier which processes claims for reimbursement within the carrier’s geographic jurisdiction. Medicare may retroactively audit and review its payments to the Company, and may determine that certain payments for services must be returned. With respect to other third-party payors, a positive coverage determination, or reimbursement without such determination, by one or more third-party payors does not assure reimbursement by other third-party payors. Significant disapprovals of payment for any of the Company’s services by various carriers, reductions or delays in the establishment of reimbursement rates, and carrier limitations on the coverage of the Company’s services or the use of the Company as a service provider could have a material adverse effect on the Company’s future revenues.

     Most services furnished by the Company are characterized for the purposes of the Medicare program as physician pathology services. As of January 1, 1992, all physician services, including pathology services, have been reimbursed by Medicare based on a new methodology known as the resource-based relative value scale (“RBRVS”), which was phased in over a four-year period. Updates to the RBRVS payment methodology, which are issued from time to time, have not had any significant effect on the Company’s reimbursement rates. A small portion of the services furnished by the Company are characterized for purposes of the Medicare program as clinical laboratory services and reimbursed by Medicare under its clinical laboratory fee schedule. The Balanced Budget Act of 1997 froze the clinical laboratory fee schedule payments for the years 1998-2002. Such freeze has not had, and is not expected to have a material adverse effect on the Company’s revenues.

     Until recently, independent companies such as IMPATH, were permitted to bill globally for the diagnostic and prognostic services furnished to hospital inpatients and outpatients. This meant that the company could bill both the technical component (“TC”) and the professional component (“PC”) to the Medicare Program. However, on November 2, 1999, HCFA announced that it would change this rule for inpatients and require such companies to bill the TC to the hospital, effective January 1, 2001. Subsequently, it also announced that the same rule would apply to hospital outpatients, also effective January 1, 2001. Under these rules such companies would have been required to bill the hospital for the TC for services furnished to inpatients and outpatients. There were no changes proposed with respect to the billing of the PC.

     The Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), which was signed into law on December 21, 2000, included a provision that “grandfathered” the global billing of certain of these arrangements. The grandfathered provision applies to hospitals that had arrangements in existence prior to July 22, 1999, pursuant to which such companies billed Medicare for the TC of services furnished to hospital inpatients and outpatients. For these “covered hospitals” the company may continue to bill the TC to the Medicare Program for an additonal two years. Prior to the expiration of this period, the General Accounting Office is to make a report to Congress on the impact of this provision.

Quality Assurance

     IMPATH engages in a number of quality control procedures, many of which the Company believes exceed industry norms. For instance, the Company does not buy untested commercially available reagent test kits. Instead, each of IMPATH’s reagents is selected from various suppliers based on an exhaustive in-house test of purity, batch-to-batch variability, potency and performance. IMPATH believes that its quality review procedures are superior to other centers performing similar analyses. In addition, the quality assurance program of the Company’s facilities includes close attention to the Company’s Standard Operating Procedures, continuing education and technical training of technologists, statistical quality control of all analytical processes, instrument maintenance, and regular inspection by governmental agencies and the College of American Pathologists (the “CAP”). The CAP is an independent non-governmental organization of board-certified pathologists which offers an accreditation program to which facilities can voluntarily subscribe. The CAP accreditation program involves both periodic inspections of the Company’s facilities and participation in the CAP’s proficiency testing program for all categories in which its facilities seek to attain or maintain accreditation. The Company’s facilities are CAP accredited, certified by Medicare, licensed by New York State, the City of New York and the States of California and Arizona and hold a certificates of accreditation under the Clinical Laboratories Improvement Amendments of 1988, as amended (“CLIA”). The Company believes it has obtained all licenses and permits required to operate its facilities. IMPATH follows the quality control and quality assurance procedures established by CLIA, the CAP and various New York State, California, Arizona and New York City agencies.

     The Company’s New York and California facilities are supervised by medical directors whose qualifications meet all regulatory requirements. The Company’s Arizona facility is supervised by a laboratory director whose qualifications meet all regulatory requirements governing the cytogenetics testing which is performed at the facility. The primary role of the Company’s medical directors and laboratory director is to ensure the accuracy and quality of the Company’s analyses. As a further quality assurance procedure, the Company periodically undergoes peer review with third-party facilities, including Norris Cancer Center and Memorial Sloan-Kettering Cancer Center. In peer review, particularly challenging diagnostic cases are referred by the Company to these cancer centers for verification of antibody tests and IMPATH’s diagnostic conclusions. The results of these consultations are tabulated and discussed at monthly quality assurance meetings at the Company’s offices.

     The Company also participates in a number of proficiency testing programs under which, in general, the testing body submits pre-tested samples to a facility in order to measure the facility’s results against the known proficiency test value. The proficiency programs are conducted by groups such as the CAP and state and federal government regulatory agencies.

Government Regulation

     As a provider of health care related services, the Company is currently subject to extensive and frequently changing federal, state and local regulations governing licensure, billing, financial relationships, referrals, conduct of operations, purchases of existing businesses, cost containment, direct employment of licensed professionals by business corporations and other aspects of the Company’s business relationships. The various types of regulatory activity affect the Company’s business either by controlling its growth, restricting licensure of the business entity or by controlling the reimbursement for services provided.

     Laboratory Licensure.  The Company’s facilities are certified or licensed under the federal Medicare program and CLIA, as amended by the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). Licensure is maintained under the clinical laboratory licensure laws of New York, California and Arizona, where the Company’s facilities are located. The Company believes it has obtained all material laboratory licenses required for its operations. In addition, the California facility is licensed by the federal Nuclear Regulatory Commission and all three facilities are accredited by the CAP.

     The federal and state certification and licensure programs establish standards for the day-to-day operation of facilities, including, but not limited to, personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors employed by federal or state regulatory agencies. The Health Care Financing Administration conducts an on-site survey every two years. In addition, federal regulatory authorities require participation in a proficiency testing program approved by the Department of Health and Human Services (“HHS”) for each of the specialties and subspecialties for which a facility seeks approval from Medicare, and accreditation under CLIA ‘88 requires participation in proficiency testing programs which involve actual testing of specimens by the facility that have been prepared by an entity running an approved program for testing.

     The Final Rule implementing CLIA ‘88, published by HHS on February 28, 1992, became effective September 1, 1992. This Final Rule covers all laboratories in the United States, including the Company’s facilities. The Company has reviewed the Final Rule (and subsequent revisions thereto), including, among other things, the rule’s requirements regarding facility administration, participation in proficiency testing, patient test management (including patient preparation, proper specimen collection, identification, preservation, transportation, processing and result reporting), quality control, quality assurance and personnel, for the types of analyses undertaken by the Company, and believes that it complies with these requirements. However, no assurances can be given that the Company’s facilities will pass all future inspections conducted to ensure compliance with CLIA ‘88 or with any other applicable licensure or certification laws.

     False Claims/Anti-Kickback.  The Company is also subject to federal and state laws prohibiting an individual or entity from knowingly presenting claims for payment (by Medicare, Medicaid and certain other third-party payors) that contain false or fraudulent information. These laws provide for both civil and criminal penalties. Furthermore, providers found to have submitted claims which they knew were false or fraudulent, or for items or services that were not provided, may be required to make significant payments to the government (including damages and penalties in addition to the reimbursements previously collected) and may be excluded from Medicare, Medicaid and other federal healthcare program participation. Actions under false claims laws have increased significantly in recent years and have increased the risk that a business engaged in the healthcare industry, such as the Company, may become the subject of a federal or state civil and/or criminal investigation or action, be required to defend such action, be subjected to possible civil and criminal fines, be sued by private payors and be excluded from Medicare, Medicaid and/or other federally funded healthcare programs as a result of such an action.

     The Social Security Act imposes criminal penalties and exclusions from federal health care programs (including Medicare) upon persons who make or receive kickbacks, bribes or rebates in connection with a federal health care program (including Medicare). The anti-kickback rules prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item covered by a federal health care program (including Medicare) or ordering any such covered service or item. In order to provide guidance with respect to the anti-kickback rules, the Office of the Inspector General (“OIG”) issued final regulations outlining certain “safe harbor” practices, which although potentially capable of inducing prohibited referrals, would not be prohibited if all applicable requirements are met. A relationship which fails to satisfy a safe harbor is not necessarily illegal, but could be scrutinized on a case-by-case basis. The OIG accepts requests for and issues advisory opinions on the applicability of the anti-kickback rules to specified situations. Because the anti-kickback rules have been broadly interpreted, they could limit the manner in which the Company conducts its business. The Company believes that it currently complies with the anti-kickback rules in planning its activities, and believes that its activities, even if not within a safe harbor, do not violate the anti-kickback statute. However, no assurance can be given regarding compliance in any particular factual situation. Exclusion of the Company from the Medicare program could result in a significant loss of reimbursement and have a material adverse effect on the Company.

     Self Referral Regulations.  Under another provision, known as the “Stark” law or “self-referral” prohibition, physicians who have an investment or compensation relationship with an entity furnishing certain designated health services, including clinical laboratory services (including pathology services) may not, subject to certain exceptions, refer clinical laboratory analyses for Medicare or Medicaid patients to that entity. Similarly, facilities may not bill Medicare, Medicaid or any other party for services furnished pursuant to a prohibited referral. Violation of these provisions may result in disallowance of Medicare and Medicaid claims for the affected analysis services, as well as the imposition of civil monetary penalties and program exclusion. Under the Stark law and the regulations implementing the law, a physician may make payments to a clinical laboratory in exchange for the facility’s provision of clinical laboratory services and continue to refer Medicare patients to that laboratory.

     The federal government recently announced new regulations under the stark law, which are scheduled to go into effect in April 2002. The Company does not believe that these new regulations will have a material impact on the company’s business operations.

     A number of states, including New York and California, have enacted prohibitions similar to the Stark law covering referrals of non-Medicare or non-Medicaid business. These rules are very restrictive, prohibit submission of claims for payment for prohibited referrals and provide for the imposition of civil monetary and criminal penalties. The Company does not believe that it has any prohibited relationships with any of its referrers. However, the Company is unable to predict how these laws may be applied in the future, or whether the federal government or states in which the Company operates will enact more restrictive legislation or restrictions that could under certain circumstances impact the Company’s operations.

     Any exclusion or suspension from participation in the Medicare program, any loss of licensure or accreditation, or any inability to obtain any required license or permit, whether arising from any action by HHS, any state or any other regulatory authority, would have a material adverse effect on the Company’s business. Any significant civil monetary or criminal penalty resulting from such proceedings could have a material adverse effect on the Company.

     Fee-Splitting; Corporate Practice of Medicine.  The laws of many states prohibit physicians from sharing professional fees with non-physicians and prohibit non-physician entities, such as the Company, from practicing medicine (including pathology) and from employing physicians to practice medicine (including pathology). The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. The Company believes its current and planned activities do not constitute fee-splitting or violate any prohibition against the corporate practice of medicine. However, there can be no assurance that future interpretations of such laws will not require structural or organizational modifications of the Company’s existing business. In addition, statutes in certain states in which the Company does not currently operate could require the Company to modify its structure.

     Food and Drug Administration.  The Food and Drug Administration (“FDA”) regulates certain monoclonal antibodies purchased by the Company but does not currently regulate the analytical services which are the Company’s principal business. However, the FDA is currently reviewing issues concerning the use of monoclonal antibodies for analytical services and the decisions the FDA ultimately makes could impact the Company.

     Other.  Certain federal and state laws govern the handling and disposal of medical specimens, infectious and hazardous wastes and radioactive materials. Failure to comply could subject an entity covered by these laws to fines, criminal penalties and/or other enforcement actions.

     Pursuant to the Occupational Safety and Health Act, facilities have a general duty to provide a workplace to their employees that is safe from hazard. Over the past few years, the Occupational Safety and Health Administration (“OSHA”) has issued rules relevant to certain hazards that are found in facilities such as the Company’s. Failure to comply with these regulations, other applicable OSHA rules or with the general duty to provide a safe work place could subject an employer, including a facility employer such as the Company, to substantial fines and penalties.

     The confidentiality of patient medical records is subject to substantial regulation by the state and federal governments. State and federal laws and regulations govern both the disclosure and the use of confidential patient medical record information. Legislation governing the dissemination and use of medical record information is continually being proposed at both the state and federal levels. Additional legislation may require that holders or users of confidential patient medical information implement measures to maintain the security of such information and may regulate the dissemination of even anonymous patient information. In December 2000, the federal government proposed certain regulations required by the Health Insurance Portability and Protection Act of 1997, relating to the privacy of patient information, including the use of such information by “business associates” of health care providers. The Company, as well as physicians and other persons providing patient information to the Company are also required to comply with these federal and state laws and regulations. If a patient’s privacy is violated, or if the Company is found to have violated any state or federal statute or regulation with regard to confidentiality, dissemination or use of patient medical information, the Company could be liable for damages, or for fines or penalties. The Company believes that it is in material compliance with all applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information and will be able to comply with the new proposed regulations when final. However, there can be no assurance that differing interpretations of existing laws and regulations or the adoption of new laws and regulations would not have a material adverse effect on the ability of the Company to obtain or use patient information which, in turn, could have a material adverse effect on the Company’s plans to develop and market its cancer information database.

Insurance

     The Company is presently covered by general liability insurance in the amount of $6.0 million per occurrence and $7.0 million in the aggregate, professional liability insurance in the amount of $6.0 million per occurrence and $8.0 million in the aggregate for the Company’s Medical Directors and other physicians, and Directors and Officers liability insurance in the amount of $15.0 million per occurrence and in the aggregate. The Company’s pollution liability insurance of $5 million per occurrence and $5 million in the aggregate covers claims relating to the handling and disposal of medical specimens and infectious and hazardous waste, except in the event of malfeasance or fraud by the Company. Management believes that these amounts and types of coverage are adequate to protect the Company and its property against material loss.

Employees

     As of December 31, 2000, the Company had 889 full-time and 58 permanent part- time employees, of which 273 were management, administrative and clerical personnel, 80 were engaged primarily in marketing and sales activities and 594 were engaged in laboratory and related operations. None of the Company’s employees are covered by collective bargaining agreements. The Company believes its employee relations are good.

GLOSSARY

     Adjuvant Chemotherapy:  Therapeutic drugs used to inhibit and destroy cancer cells in addition to conventional treatment (e.g., surgery).

     Antibody:  A protein molecule produced by the immune system that specifically binds with an antigen.

     Antigen:  Any of a variety of materials that induce the body’s immune system to produce antibodies.

     Cancer:  A generic term for any kind of malignant tumor.

     Clinical:  Pertaining to the sign, symptoms and course of a disease.

     Diagnosis:  The process for deciding what disease is present.

     DNA:  (Deoxyribonucleic Acid) is the genetic material found in all cells and many viruses; it is located in the nucleus of every cell. Most DNA molecules are made up of two inter-wound chains of four chemical substances (known as A, C, G and T).

     Electrophoresis:  A method of analysis in which chemicals, usually proteins, are separated one from another by their respective electrical charges.

     FDA: U.S. Food and Drug Administration is a consumer protection agency that promotes public health by helping safe and efffective products reach the market in a timely way as well as monitor products for continued safety after they are in use.

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

     Genes:  are pieces of DNA that store information for making all the proteins required by an organism. Genes are basic units of heredity containing the functional and physical characteristics that are passed to offspring from their parents.

     Genomics:  is the study of the DNA in an organism, including its genes. The study includes how the genes interact to build and maintain an organism.

     Hematopathologist:  A pathologist specializing in the study of blood borne diseases, including hematopoietic malignancies.

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

     Proteins:  Proteins are chemical messengers between cells and other proteins and are produced by cells by reading information inside genes. They also act as shipping lines, hauling proteins through the body, often via the bloodstream. Proteins determine many aspects of an organism including how it looks, how well it fights infection, and even how it behaves.

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

Item 2.  Properties.

     The Company’s main facility and executive offices are located at 521 and 533 West 57th Street, New York, New York, where the Company currently leases approximately 80,000 square feet of space under a 12 1/2-year lease expiring in November 2010. The lease provides for minimum aggregate annual rental payments of approximately $1,069,517. The Company is also required to pay for repairs, property taxes and insurance relating to this facility.

     The Company’s California facility and offices are located at 5300 McConnell Avenue, Los Angeles, California, where the Company leases approximately 68,800 square feet of space. This facility commenced operations in August 2000 pusuant to a new lease agreement, which expires August 2010. The new lease provides for minimum annual rental payments of approximately $1,768,587. The Company is also required to pay for repairs, property taxes and insurance relating to this facility.

     The Company’s Arizona facility and offices are located at 810 E. Hammond Avenue, Phoenix, Arizona, where the Company leases approximately 22,600 square feet of space under a lease, which expires in September 2006. The Company commenced operations at this facility in January 1997, when it completed the acquisition of certain assets of Oncogenetics, Inc. The lease provides for minimum annual rental payments of approximately $141,400. The Company is also responsible for all maintenance, property taxes and insurance relating to the facility.

     The facility and offices of the Company’s Medical Registry Services subsidiary is located at One University Plaza, Hackensack, New Jersey, where the Company has entered into a lease expiring July 2005 for approximately 3,792 square feet of space. The lease provides for minimum annual rental payments of approximately $85,060. The Company is also required to pay for repairs, property taxes and insurance relating to this facility.

     The office of the Company’s Physician Choice subsidiary is located at 8403 Colesville Road, Silver Spring, Maryland, where the Company leases 2,236 square feet of space under a five year lease expiring in April 2004. The lease provides for minimum annual rental payments of approximately $51,000. The Company is also responsible for all maintenance, property taxes and insurance relating to this space.

     The office of the Company’s Physicians Network subsidiary is located at 400 Kelby Street, Fort Lee, New Jersey, where the Company leases approximately 3,829 square feet of space under a lease which expires June 2002. The lease provides for minimum annual rental payments of approximately $102,400. The Company is also responsible for all maintenance, property taxes and insurance relating to this space.

     The Company has a facility and offices at 25 Kenwood Circle, Franklin, Massachusetts, where the Company has approximately 13,600 square feet of space, under a lease, which expires in March 2002. The lease provides for minimum annual rental payments of approximately $88,400. The Company is also required to pay for repairs, property taxes and insurance relating to the facility.

     The Company has a facility and offices at 11215 Knott Avenue, Cypress, California, where the Company has approximately 11,630 square feet of space, under a lease, expiring in January 2004. The lease provides for minimum annual rental payments of approximately $114,660. The Company is also responsible for all maintenance, property taxes and insurance relating to the facility.

     The Company’s New Jersey office is located at 25 Rockwood Place, Englewood, New Jersey, where the Company leases approximately 1,500 square feet of space, under a lease, which expires December 2002. The lease provides for minimum annual rental payments of approximately $33,800. The Company is also required to pay for repairs, property taxes and insurance related to this space.

Item 3.  Legal Proceedings.

On November 20, 2000 Healthtech Diagnostics Corporation and Oncogenetics Inc. (“Plaintiffs”) and IMPATH Inc. (the Company) and IMPATH-HDC Inc. (Collectively, “Defendants” or “IMPATH”) executed a Release and Settlement Agreement. Plaintiffs subsequently alleged that IMPATH breached the terms of the settlement but that allegation was withdrawn. On December 4, 2000 the Court entered an order dismissing the claims asserted in the litigation with prejudice. The Plaintiff alleged breach of contract and fraud arising out of the acquisition by IMPATH of assets of the Plaintiffs and alleged misrepresentations by IMPATH concerning its intentions to complete additional value by falsely representing that IMPATH would complete acquisitions of seven additional medical laboratories that Plaintiffs previously contemplated acquiring and by representing that IMPATH would pay Plaintiffs and their shareholders substantial additional compensation upon completion of those acquisitions. Plaintiffs also alleged that IMPATH did not pay amounts due under the asset purchase agreement based on the performance of assets acquired. Plaintiffs sought to recover actual damages, punitive damages, pre-judgment and post judgment interest, costs and attorneys’ fees. On November 30, 2000 IMPATH paid the Plaintiffs $2.25 million as instructed under the settlement agreement.

     In addition, from time to time, the Company is involved in various other legal actions in the normal course of business, some of which seek monetary damages. While the Company cannot predict with absolute certainty the outcome of any of the proceedings in which it is invloved, the Company believes any ultimate liability associated with these proceedings would not have a material adverse effect on the Company’s consolidated financial position or results from poperations. See “Note 15 of Notes to Consolidated Financial Statements.”

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

     The Company’s common stock trades on the Nasdaq National Market under the symbol “IMPH.” The following table sets forth the range of high and low bid prices per share for the common stock for the period from January 1, 1999 through February 28, 2001(split adjusted).

	High	Low
Fiscal 1999
First Quarter	$14.31	$11.44
Second Quarter	$14.38	$11.75
Third Quarter	$18.22	$11.63
Fourth Quarter	$15.00	$ 8.53

Fiscal 2000
First Quarter	$20.50	$10.50
Second Quarter	$27.78	$15.00
Third Quarter	$64.50	$24.88
Fourth Quarter	$81.56	$33.25

Fiscal 2001
First Quarter (through February 28, 2001)	$69.25	$39.63

     On March 9, 2001, the last sale price of the common stock as reported on the Nasdaq National Market was $49.44. As of January 31, 2001, there were approximately 73 record holders of the common stock.

Item 6.  Selected Financial Data.

     The following table sets forth selected consolidated financial and operating data of the Company as of December 31 in each of 1996 through 2000 and for each of the years in the five-year period ended December 31, 2000. The consolidated statement of operations and consolidated balance sheet data have been derived from the Company’s audited consolidated financial statements. Such consolidated balance sheets as of December 31, 1999 and 2000 and consolidated statements of operations for each of the years in the three-year period ended December 31, 2000 and the notes thereto are included in Item 14(a) of this Annual Report on Form 10-K. The historical consolidated financial data should be read in conjunction with and are qualified in their entirety by reference to the consolidated financial statements of the Company and the related notes thereto and to Item 7 of this Annual Report on Form 10-K.

	Year Ended December 31,
	1996	1997	1998	1999	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$ 21,965	$37,063	$56,259	$85,366	$138,221
Salaries and related costs	9,432	15,056	21,532	32,323	51,330
Selling, general and administrative	9,108	14,701	22,714	34,002	55,913
Depreciation and amortization	787	1,521	3,492	6,960	10,730

Total operating expenses	19,327	31,278	47,738	73,285	117,973

Income from operations	2,638	5,785	8,521	12,081	20,248
Other income, net	1,030	716	3,002	1,643	2,422

Income before income tax expense	3,668	6,501	11,523	13,724	22,670
Income tax expense	1,621	2,852	4,575	5,489	9,721

Net income	2,047	3,649	6,948	8,235	12,949
Accrued dividends on Preferred Stock(1)	(82)	—	—	—	—

Net income available to common stockholders	$ 1,965	$ 3,649	$ 6,948	$ 8,235	$ 12,949

Per common and common equivalent share:
Basic:
Net income per common share(1)	$ 0.20	$ 0.34	$ 0.46	$ 0.52	$ 0.83

Weighted average common and common
Equivalent shares outstanding(2)	9,922	10,796	15,270	15,896	15,540

Diluted:
Net income per common share assuming
dilution(1)	$ 0.19	$ 0.31	$ 0.43	$ 0.51	$ 0.80

Weighted average common and common
equivalent shares outstanding assuming
dilution(2)	10,808	11,618	16,004	16,306	16,278

	Year Ended December 31,
	1996	1997	1998	1999	2000
Consolidated Selected Operating Data:
Number of cases reported	55,539	87,884	129,081	148,302	175,587
Number of hospitals served	1,360	1,670	1,740	1,788	1,975
Number of oncology practices served	—	141	290	409	446

	As of December 31,
	1996	1997	1998	1999	2000
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$30,768	$21,951	$ 80,696	$ 56,105	$ 66,284
Total assets	37,581	46,342	150,033	149,777	196,773
Long-term obligations, net of current portion	1,430	2,726	4,026	11,178	24,789
Total stockholders’ equity	33,638	38,309	124,587	120,314	139,069

(1)	Reflects dividends accrued on the Preferred Stock. Dividends accrued prior to February 10, 1995 were forgiven in conjunction with the issuance of Series D Preferred Stock. Dividends accrued from February 10, 1995 in the amount of $560,000 were paid and ceased to accrue upon conversion of the Preferred Stock on February 26, 1996.

(2)	Weighted average shares outstanding give effect to the conversion of the outstanding shares of Preferred Stock into shares of Common Stock in accordance with the terms thereof on February 26, 1996.

(3)	On July 24, 2000, the Company’s Board of Directors declared a two-for-one common stock split effected in the form of a 100% common stock dividend, which was distributed on August 28, 2000 to each shareholder of record at the close of business on August 16, 2000. Accordingly, all share and per share information in the accompanying consolidated statement of operations contained in this annual report have been retroactively adjusted to reflect the stock split.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     The Company’s revenues, which have increased an average of approximately 57% annually since 1995, have been derived from performing specialized cancer analyses for which IMPATH typically bills various third-party payors, such as private insurance plans, managed care plans and governmental programs (e.g., Medicare), as well as hospitals and individual patients. Over the last few years, the Company has experienced increased pressures on reimbursement and expects such pressures to cause reduced unit pricing for diagnostic and prognostic analyses in future periods. The revenue generated from private insurance and managed care has increased significantly as a percentage of total revenue in the last three years as a result of increased focus by the Company’s sales force on oncology offices as well as a desire by the Company’s hospital clients to have the Company bill third parties directly. Despite those pressures, the Company has experienced increasing average reimbursement trends due to changes in its product mix and application of new technologies. The Company also derives revenues by licensing its tumor registry software to community hospitals and state agencies as well as providing contract laboratory services and cancer database and pharmacoeconomic information to pharmaceutical companies.

     The following table sets forth the percentages of total revenues represented by certain items reflected in the Company’s consolidated statements of operations. The Company’s business generally has been unaffected by seasonality, except for slower growth in revenues during the third quarter of its fiscal year due to reduced summertime activity.

	Years Ended December 31,
	1998	1999	2000
Total revenues	100.0%	100.0%	100.0%
Operating expenses:
Salaries and related costs	38.3	37.9	37.1
Selling, general and administrative	40.4	39.8	40.5
Depreciation and amortization	6.2	8.2	7.8

Total operating expenses	84.9	85.9	85.4

Operating income	15.1	14.1	14.6

Net income	12.4	9.6	9.4

Recent Acquisitions

     On July 29, 1998 the Company purchased certain assets of Biologic & Immunologic Science Laboratories, Inc. (“BIS”), a privately held cancer diagnostics company based in Reseda, California for $3.6 million. The terms provided for an initial payment of $2.0 million, and $800,000 payable in three equal semi-annual installments beginning December 1998, after which another $800,000 is payable in three equal semi-annual installments contingent on achievement of previously established revenue targets, with interest accruing at 8% per annum. This transaction will allow IMPATH to expand its core diagnostic and prognostic business and build on IMPATH’s scientific leadership in lymph node and bone marrow micrometastases detection in early and late stage cancer. Additionally, BIS will further enhance the Company’s ability to provide unique cancer information to physicians for evaluating and treating cancer patients and to the biopharmaceutical industry in assessing biologically relevant characteristics for targeted drug development and in selecting patients for clinical trials and in evaluating the efficacy of various therapies.

     On August 31, 1998 the Company acquired Medical Registry Services, Inc. (“MRS”) for the issuance of 550,000 shares of IMPATH common stock valued at $13.75 million. The Company and MRS, which at the time of the acquisition had approximately 200 common clients, began a relationship through a strategic joint venture in January, 1997. After the consideration of certain other expenses related to the acquisition and after recording net tangible assets of MRS, the Company recorded approximately $17.3 million in intangibles. MRS is a leading developer and marketer of cancer registry software products that are currently utilized in over 600 hospitals throughout the United States. The products are used to collect and manage critical diagnostic, treatment, follow-up and outcomes data on cancer patients. This data stream provides therapeutic, treatment and outcomes information which can be paired with IMPATH’s biological and molecular data, creating an unparalleled continuum of care profile from diagnosis to treatment and through follow-up. The database adds value to all the participants involved in treating cancer, from the providers of health care to the patients who receive it. MRS’s revenues are derived from licensing fees paid by hospitals utilizing its proprietary tumor registry software.

     On September 2, 1998 the Company acquired Physician Choice, Inc. (“PCI”) for the sum of $1.0 million, with $400,000 payable immediately, an additional $400,000 payable in four equal semi-annual installments beginning March, 1999 with interest accruing at 8% per annum and $200,000 payable in IMPATH common stock. An initial 1,980 shares of common stock, having a fair market value of $50,000, were issued on September 2, 1998, 1,786 shares of common stock, having a fair market value of $50,000, were issued on September 2, 1999, 1,428 shares of common stock, having a fair market value of $50,000, were issued on September 2, 2000 with the remaining shares to be issued on September 2, 2001. PCI is a leading provider of post-clinical, pre-marketing, cost-benefit analyses to pharmaceutical and biotechnology companies in connection with new oncology drugs entering the marketplace. By focusing on cancer, and utilizing health care outcomes and other efficacy measures, PCI has achieved a better understanding of the way healthcare is delivered in that specialty. PCI’s revenues are generated on a per project basis from pharmaceutical and biotechnology companies.

     On August 30, 1999 the Company acquired certain assets of BioClinical Partners, Inc. (“BCP”), for $6.9 million cash, and the issuance of 120,000 shares (after the 2-for-1 stock split) of IMPATH common stock valued at $1,635,000. The terms provided for an initial payment of $4.8 million, and $2.1 million payable in three equal annual installments beginning August 30, 2000, contingent on achievement of previously established revenue targets, with interest accruing at 6% per annum. On September 1, 2000 the terms were amended to provide for an initial payment of $4.8 million and $2.1 million payable in installments of $700,000 on September 1, 2000 and $1,400,000 on January 2, 2001 as well as contingent payments based upon the achievement of previously established revenue targets, with interest accruing at 6% per annum. The shares were issued in two installments. The first installment of 80,000 shares (after the 2-for-1 stock split) was issued on January 3, 2000 and the remaining 40,000 shares (after the 2-for-1 stock split) will be issued on January 2, 2001. BCP is a global medical research network that obtains and provides access to benign and malignant tissue and clinically relevant peripheral blood specimens to support oncology research and product development. This strategic acquisition provides IMPATH with another critical component in the oncology drug discovery process and extends the range of services provided through BioPharma.

     On November 22, 1999 the Company purchased certain assets of Pacific Coast Reference Laboratories, Inc. (“PCRL”), for up to $5.4 million cash, with $4.6 million payable immediately and an additional $800,000 payable in four equal semi-annual installments beginning May 2000, contingent on achievement of previously established revenue targets, with interest accruing at 6% per annum. PCRL is a California based, oncology-focused testing facility specializing in anatomic pathology utilizing immunohistochemistry and flow cytometry technologies.

     On June 1, 2000 the Company purchased certain assets of M.I.T Consultant, Inc. (“MIT”), a privately held histology business based in Los Angeles, CA for $132,750. The terms provided for an initial payment of $66,375 and $66,375 payable in two equal semi-annual installments beginning November 2000, $16,600 of which is contingent upon the achievement of previously established revenue targets, with interest accruing at 6% per annum.

     On June 16, 2000 the Company purchased certain assets of InterScience Diagnostic Laboratories, Inc. (“IDL”), a privately held cytogenetics company based in Brooklyn, New York for $250,000. This transaction will allow IMPATH to expand its cytogenetics business. Additionally, IDL will further enhance the Company’s ability to provide unique cancer information to physicians for evaluating and treating cancer patients.

     The aforementioned acquisitions have been accounted for using the purchase method with results of operations of the respective entities being included with the results of the Company since the respective acquisition dates. The excess of the purchase price over the net assets acquired on BIS, PCI, BCP, PCRL, MIT and IDL acquisitions principally relate to customer lists, which are included in intangible assets on the Company’s consolidated balance sheet and are being amortized over periods of up to fifteen years. The excess of the purchase price over the net assets acquired for the MRS purchase primarily relates to the customer list, trade name, software and goodwill which are included in intangible assets on the accompanying balance sheets and are being amortized over periods of 5 to 20 years.

Recent Investment

     On September 27, 1999 the Company completed a $5 million investment in a private placement of preferred stock in ILEX Oncology Service, Inc. (“ILEX”). ILEX is a drug development company focused exclusively on accelerated development of drugs for the treatment and management of cancer. This investment accrues dividends per share at the rate per annum of $1.031 and is convertible into common shares of ILEX’s parent Company, ILEX Oncology Inc. On November 30, 2000 the Company converted the investment into 290,867 shares of ILEX Oncology Inc. common stock. The Company sold the stock for a pre-tax gain of approximately $3.2 million.

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

The Company’s total revenues for the years ended December 31, 2000 and 1999 were $138.2 million and $85.4 million, respectively, representing an increase of $52.8 million, or 61.8%, in 2000. This growth was primarily attributable to an 18.0% increase in case volume resulting from increased sales and marketing activities, as well as a 36.0% increase in revenue realization per case due to continuing product mix changes toward lymphoma/leukemia cases, which entail more analyses. In addition, BioPharma revenues increased 148.5% over prior year billings as a result of the successful integration of the recently acquired BCP and increases in the numbers of projects with genomics companies.

Salaries and related costs for the years ended December 31, 2000 and 1999 were $51.3 million and $32.3 million, respectively, representing an increase of $19.0 million, or 58.8%, in 2000. This increase was the result of increased personnel due to rapid case volume growth and the shift to more complex cases, labor costs associated with the Company’s recent acquisitions and staff augmentation required to facilitate billing and collection efforts. Salaries and related costs, as a percentage of total revenues, decreased to 37.1% in 2000 from 37.9% in 1999. This decrease was facilitated by the Company’s successful expansion strategy resulting in streamlining of operational and administrative duties combined with a higher revenue realization per case.

Selling, general and administrative expenses for the years ended December 31, 2000 and 1999 were $55.9 million and $34.0 million, respectively, representing an increase of $21.9 million, or 64.4%, in 2000. The largest component of this increase was $10.9 million of increased bad debt expense associated with higher revenues. Additionally, a one-time charge of $3.3 million was recorded for a settlement of a dispute, and related legal fees associated with a prior acquisition. Operating expenses increased by $2.6 million in connection with recent acquisitions and costs of $2.1 million were incurred in association with the building of the infrastructure to support increasing demand for our biopharmaceutical/genomics services. The Company also incurred an additional $1.6 million in rental, repairs and equipment service costs as well as $1.4 million in incremental laboratory supplies, courier costs, temporary services and travel expenses due to rapid case volume growth, facilities expansion and sales and marketing activities. Selling, general and administrative expenses as a percentage of revenues, increased to 40.5% in 2000 from 39.8% in 1999 primarily due to the one-time expenses.

Depreciation and amortization expense for the years ended December 31, 2000 and 1999 was $10.7 million and $7.0 million, respectively, representing an increase of $3.7 million, or 52.9%, in 2000. This increase was primarily due to $1.6 million in depreciation expense associated with the Company’s clinical and billing systems, an additional $982,000 in depreciation in connection with the expansion of our facilities and $637,000 in amortization of intangible assets associated with recent acquisitions. As a percentage of total revenues, depreciation and amortization expense decreased to 7.8% in 2000 from 8.2% in 1999.

Income from operations for the years ended December 31, 2000 and 1999 was $20.2 million and $12.1 million, respectively, representing an increase of $8.1 million, or 66.9%, in 2000. The 2000 figure reflects an increase in operating margins associated with the Company’s core physician services business, partially offset by the one-time expenses of $3.3 million associated with the settlement of a dispute associated with a prior acquisition. As a percentage of total revenues, income from operations increased to 14.6% in 2000 from 14.1% in 1999.

Other income, net for the years ended December 31, 2000 and 1999 was $2.4 million and $1.6 million, respectively, representing an increase of $0.8 million in 2000. The increase was primarily the result of a gain of $3.2 million associated with the sale of 100% of the Company’s investment in ILEX partially offset by increased interest expense due to additional capital lease obligations and acquisition-related debt, as well as reduced interest income due to the sale of interest bearing securities, the proceeds of which were used to finance the Company’s stock buyback program and recent acquisitions.

The tax provision for the year ended December 31, 2000 of approximately $9.7 million reflects federal, state and local income tax expense. The effective tax rate for 2000 was 43.0% compared to 40.0% in 1999. The increased effective tax rate resulted from an increase in the Company’s state and local tax provision primarily due to lower tax-exempt interest income.

Net income for the years ended December 31, 2000 and 1999 was $12.9 million and $8.2 million, respectively, representing an increase of $4.7 million, or 57.3%, in 2000. As a percentage of total revenues, net income decreased to 9.4% in 2000 from 9.6% in 1999. This decrease was primarily due to lower interest income, increased interest expense associated with capital lease obligations and acquisition related debt, as well as a higher tax rate.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

     The Company’s total revenues in 1999 and 1998 were $85.4 million and $56.3 million, respectively, representing an increase of $29.1 million, or 51.7%, in 1999. This growth was primarily due to a 15% increase in case volume resulting from increased sales and marketing activities and a 27% increase in revenue realization per case due to the continuing product mix shift toward cases which carry higher reimbursement rates. In addition, revenues increased as a result of the successful integration of the Company’s recent acquisitions.

     Salaries and related costs in 1999 and 1998 were $32.3 million and $21.5 million, respectively, representing an increase of $10.8 million, or 50.2%, in 1999. This increase was primarily due to personnel costs associated with the Company’s case volume growth as well as increases in personnel resulting from the Company’s recent acquisitions. As a percentage of total revenues, salaries and related costs decreased to 37.9% in 1999 from 38.3% in 1998. This decrease was facilitated by the Company’s successful expansion strategy resulting in streamlining of operational and administrative duties combined with a higher revenue realization per case.

     Selling, general and administrative expenses in 1999 and 1998 were $34.0 million and $22.7 million, respectively, representing an increase of $11.3 million, or 49.8%, in 1999. The largest component of this increase was $4.6 million in incremental supply costs associated with rapid case volume growth, recent acquisitions and the continuing product mix shift towards lymphoma/leukemia testing which requires more analyses per case. The Company also recorded $4.3 million of increased bad debt expense associated with higher revenues, and the billing and collection delays associated with the new billing system. Additionally, $2.4 million of the increase in selling, general and administrative expenses was a result of increased operating expenses incurred in connection with the Company’s recent acquisitions. As a percentage of total revenues, selling, general and administrative expenses decreased to 39.8% in 1999 from 40.4% in 1998 due to the implementation of certain operating efficiencies combined with a higher revenue realization per case.

     Depreciation and amortization in 1999 and 1998 was $7.0 million and $3.5 million, respectively, representing an increase of $3.5 million, or 100.0%, in 1999. This increase was due to approximately $993,000 in intangible amortization associated with the purchase of certain assets of MRS, an additional $488,000 in amortization associated with New York facility leasehold improvements and $1,069,000 in amortization expenses associated with the Company’s new clinical and billing systems which were implemented in 1999. As a result of these factors, depreciation and amortization expenses as a percentage of revenues increased to 8.2% in 1999 compared to 6.2% in 1998.

     Income from operations in 1999 and 1998 was $12.1 million and $8.5 million, respectively, representing an increase of $3.6 million, or 41.8%, in 1999. The 1999 figure reflects an increase in bad debt expense associated with billing and collection delays related to the Company’s billing system’s conversion, as well as increased amortization expense in connection with the Company’s new information system and intangible amortization associated with Company acquisitions. As a result, as a percentage of total revenues, income from operations decreased to 14.1% in 1999 from 15.1% in 1998.

     Other income, net for 1999 and 1998 was $1.6 million and $3.0 million, respectively, representing a decrease of approximately $1.4 million in 1999. The decrease was the result of increased interest expense primarily due to additional capital lease obligations and acquisition-related debt, as well as the sale of interest bearing securities, the proceeds of which were used to finance the Company’s stock buyback program, the acquisition of certain assets of BCP, certain assets of PCRL and the Company’s preferred stock investment in ILEX.

     The tax provision for 1999 of approximately $5.5 million reflects federal, state and local income tax expense. The effective tax rate for 1999 was 40.0% compared to 39.7% in 1998. This increase resulted from an increase in the Company’s state and local tax provision associated with a reduction in tax exempt interest income.

     Net income in 1999 and 1998 was $8.2 million and $6.9 million, respectively, representing an increase of $1.3 million, or 18.5%, in 1999. As a percentage of total revenues, net income decreased to 9.6% in 1999 from 12.4% in 1998 primarily due to the higher depreciation and amortization costs and lower interest income.

Liquidity and Capital Resources

     Since inception, the Company has raised approximately $103.9 million of capital through the public offerings of its common stock and $6.6 million from private placements of preferred stock, all of which was converted into common stock at the closing of the Company’s initial public offering in February 1996. The Company’s working capital and capital expenditure needs have increased and are expected to continue to increase as the Company expands its existing facilities and pursues its growth strategy. See “Business-Company Strategy.”

     The Company’s cash and cash equivalent balances at December 31, 2000 and December 31, 1999 were $13.5 million and $5.3 million, respectively, representing an increase of $8.2 million in 2000. The Company also had approximately $18.0 million in marketable securities at December 31, 2000, representing a $5.7 million decrease from the $23.7 million at December 31, 1999. The net increase in cash and cash equivalents and marketable securities was primarily due to an increase in operating cash flow driven by higher net income partially off-set by a $4.4M increase in capital expenditures as well as the repurchase of 298,000 shares of common stock (split adjusted) for approximately $3.4 million associated with the Company’s treasury stock buyback program.

     For the years ended December 31, 2000, net cash provided by operating activities was approximately $8.2 million which excluded the gain on the sale of ILEX stock. Had the gain been included, operating activities would have been $11.3 million. Operating income was driven by income from operations of approximately $20.2M million, partially offset by increases in accounts receivable, net of allowance for bad debt of $15.2 million. The increase in net accounts receivable was due primarily to rapid sales growth. The continuing product mix shift towards lymphoma/leukemia cases, which carry a higher revenue realization per case, also contributed to the increase. In addition, due to rapid case volume growth , lab supplies inventory increased approximately $5.1 million.

     During 2000, the Company incurred approximately $8.2 million in capital expenditures associated with the expansion of its laboratory and office facilities. The Company also received $3.0 million from short term line of credit bank borrowings and approximately $3.2 million through the issuance of common stock upon the exercise of Company stock options and warrants.

     The Company has a line of credit for an aggregate principal amount of $15.0 million with Fleet Bank. Borrowing under the line bears interest at LIBOR plus 2.0%. As of December 31, 2000, the Company had $3.0 million outstanding under this line. The Company has lines of credit for financing equipment, leasehold improvements and computer hardware and software. In July 1999, the Company established a $6.0 million credit line with Newcourt Financial (currently “CIT Group”) with lease terms that are based on 48 monthly payments at a rate equal to .35% above yield on four-year treasury notes. As of December 31, 2000, the Company had fully drawn against this line. In September 1999, the Company established a $6.0 million credit line with Fleet Bank with lease terms based on 48 monthly payments at a rate equal to .20% above the yield on four-year treasury notes. As of December 31, 2000, approximately $1.0 million was drawn against the line. In December 1999, the Company established a $6.2 million credit line with First American Bankcorp, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. The line of credit was subsequently increased to $15.0 million in March 2000, under the same lease terms. As of December 31, 2000, approximately $14.6 million was drawn against this line. In April 2000, the Company established an $875,000 credit line with Dynamics Commercial Funding Corp. with lease terms of 36 months and a rate equal to the yield on three-year treasury notes. As of December 31, 2000, the Company had fully drawn against the line. In June 2000, the Company established an additional $4.0 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2000, the Company had fully drawn against this line. In November 2000, the Company established an additional $2.0 million credit line with Dynamics Commercial Funding Corp, with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2000, approximately $1.0 million was drawn against this line. In April 2000, the Company established a $3.0 million credit line with First Sierra Financial, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2000, the Company had fully drawn against this line. In September 2000, the Company established an additional $6.0 million credit line with First Sierra Financial, Inc. with the lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2000, approximately $600,000 was drawn against this line. In July 2000, the Company established a $5.0 million credit line with Advanced Capital Resources Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2000, approximately $900,000 was drawn against this line. In November 2000, the Company established a $3.0 million credit line with Trimarc Financial Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2000, the Company had fully drawn against this line.

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

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which, as amended, becomes effective for our financial statements beginning January 1, 2001. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. The Company does not expect the adoption of this Statement to have a material impact on the financial statements.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 requires a company to follow its guidance no later than the second quarter of its fiscal year beginning after December 15, 1999 through a cumulative effect of a change in accounting principles. The Company’s adoption of this SAB did not have a material impact on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

     Our holdings of financial instruments are comprised primarily of U.S. corporate debt, U.S. government debt and commercial paper. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate or return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum, and at December 31, 2000, more than 68% of our holdings were in instruments maturing in two years or less and more than 64% of such holdings matured in one year or less.

Item 8.  Financial Statements and Supplementary Data.

     For information concerning this item, see Item 14(a) below.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

     For information concerning this item, see text under the captions “Election of Directors” and “Executive Officers” in the 2000 Proxy Statement of the Company (the “Proxy Statement”) to be filed subsequent to the filing of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 11. Executive Compensation.

     For information concerning this item, see text under the captions “Executive Compensation,” “Employment-Related Agreements with Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     For information concerning this item, see text under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in the Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     For information concerning this item, see text under the caption “Certain Relationships and Related Transactions” in the Proxy Statement, which information is incorporated herein by reference.

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

(3) Exhibits:

The exhibits required to be filed as part of this Annual Report on Form 10- K are listed in the attached Index to Exhibits. Exhibits 10.10, 10.13, 10.17, 10.18, 10.20 and 10.21 are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

(b) Report on Form 8-K

None

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

Dated: March 30, 2001	IMPATH Inc. By /s/ ANU D. SAAD ——————— ——————— Anu D. Saad, Ph.D. Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 30, 2001	By /s/ ANU D. SAAD ——————— ——————— Anu D. Saad, Ph.D. Chief Executive Officer, Chairman of the Board and Director

Dated: March 30, 2001	By /s/ RICHARD P. ADELSON —————————— ———— Richard P. Adelson President and Chief Operating Officer

Dated: March 30, 2001	By /s/ DAVID J. CAMMARATA —————————————— David J. Cammarata Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Dated: March 30, 2001	By /s/ ROBERT E. CAMPBELL ————————— ————— Robert E. Campbell Director

Dated: March 30, 2001	By /s/ RICHARD J. COTE ————————— ————— Richard J. Cote, M.D. Director

Dated: March 30, 2001	By /s/ GEORGE FRAZZA ——————————— ——— George Frazza Director

Dated: March 30, 2001	By /s/ DAVID GALAS ——————— ——————— David Galas, Ph.D. Director

Dated: March 30, 2001	By /s/ JOSEPH A. MOLLICA —————————— ———— Joseph A. Mollica, Ph.D. Director

Dated: March 30, 2001	By /s/ MARCEL ROZENCWEIG ———————————— —— Marcel Rozencweig, M.D. Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors’ Report	F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000	F-3
Consolidated Statements of Operations for the years ended December 31, 1998, 1999
and 2000	F-4
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 1998,
1999 and 2000	F-5 to F-6
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999
and 2000	F-7
Notes to Consolidated Financial Statements	F-8 to F-22

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
IMPATH Inc.:

     We have audited the accompanying consolidated balance sheets of IMPATH Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders’equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMPATH Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Short Hills, New Jersey February 21, 2001

IMPATH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 1999 and 2000

	1999	2000
Assets
Current assets:
Cash and cash equivalents	$5,321,916	13,488,731
Marketable securities, at market value	23,716,022	17,991,191
Accounts receivable, net of allowance for doubtful accounts of
$7,783,663 in 1999 and $13,384,151 in 2000	35,515,029	50,744,554
Prepaid expenses	535,543	759,151
Deferred tax assets	1,784,074	4,267,831
Other current assets	4,851,273	9,145,318

Total current assets	71,723,857	96,396,776

Fixed assets, less accumulated depreciation and amortization	33,704,112	61,062,211
Deposits and other non-current assets	338,373	522,801
Investment in preferred stock	5,000,000	—
Intangible assets, net of accumulated amortization of $4,012,146 in 1999 and
$6,925,762 in 2000	39,011,001	38,791,628

Total assets	$149,777,343	$196,773,416

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$4,655,309	10,171,471
Current portion of notes payable	1,064,587	2,512,164
Short term borrowings	—	3,000,000
Accounts payable	3,031,898	3,397,666
Deferred revenues	1,988,146	2,158,989
Income taxes payable	1,434,947	4,998,264
Accrued expenses	3,443,578	3,873,610

Total current liabilities	15,618,465	30,112,164

Capital lease obligations, net of current portion	10,378,142	24,788,612
Notes payable, net of current portion	800,000	—
Deferred tax liabilities	2,666,649	2,803,271
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.005 par value, authorized 2,000,000 shares; 0
and 0 shares issued in 1999 and 2000, respectively	—	—
Common stock, $.005 par value, authorized 50,000,000 shares;
8,695,181and 18,000,899 shares issued in 1999 and 2000, respectively;
7,799,443 and 15,791,423 shares outstanding in 1999 and 2000, respectively	43,475	90,005
Common stock to be issued, $.005 par value; 60,000 shares in 1999
and 40,000 shares in 2000	1,735,000	595,000
Additional paid-in capital	122,553,938	133,633,347
Retained earnings	20,330,152	33,235,013
Accumulated other comprehensive loss	(705,029)	(153,157)

	143,957,536	167,400,208
Less:
Cost of 955,738 and 2,209,476 shares of common stock held
in treasury in 1999 and 2000, respectively	(23,350,467)	(26,750,281)
Deferred compensation	(292,982)	(1,580,558)

Total stockholders’ equity	120,314,087	139,069,369

Total liabilities and stockholders’ equity	$149,777,343	$196,773,416

See accompanying notes to consolidated financial statements.

IMPATH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 1998, 1999 and 2000

	1998	1999	2000
Revenues:
Net Physicians Services	$53,183,356	$77,433,164	$124,224,462
Biopharmaceutical/Genomics Services	1,685,984	3,838,181	9,538,554
Information Services	1,390,106	4,095,050	4,457,800

Total revenues	56,259,446	85,366,395	138,220,816

Operating expenses:
Salaries and related costs	21,532,443	32,322,729	51,330,123
Selling, general and administrative	22,713,156	34,001,973	55,913,232
Depreciation and amortization	3,492,482	6,960,442	10,729,639

Total operating expenses	47,738,081	73,285,144	117,972,994

Income from operations	8,521,365	12,081,251	20,247,822
Interest income	3,661,063	2,602,959	1,819,510
Interest expense	(659,078)	(959,992)	(2,541,007)
Gains on marketable securities, net	—	—	3,144,276

Income before income tax expense	11,523,350	13,724,218	22,670,601
Income tax expense	4,575,805	5,489,688	9,721,136

Net income	$6,947,545	$8,234,530	$12,949,465

Per common and common equivalent share:
Basic:
Net income per common share	$0.46	$0.52	$0.83

Weighted average common shares outstanding	15,270,000	15,896,000	15,540,000

Diluted:
Net income per common share—assuming dilution	$0.43	$0.51	$0.80

Weighted average common and common equivalent
shares outstanding—assuming dilution	16,004,000	16,306,000	16,278,000

See accompanying notes to consolidated financial statements.

IMPATH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 1998, 1999 and 2000

	Common stock		Common stock to be issued	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Treasury stock	Deferred compen- sation	Total
	Shares	Amount
Balance at December 31, 1997	5,458,827	27,294	—	33,893,774	5,148,077	(83,881)	(100)	(676,033)	38,309,131
Common shares issued upon exercise
of stock options	198,207	990	—	814,120	—	—	—	—	815,110
Common shares issued upon exercise
of warrant	29,331	146	—	102,660	—	—	—	—	102,806
Common shares issued upon follow-
on offering, net	2,300,000	11,500	—	71,437,994	—	—	—	—	71,449,494
Common shares issued upon
acquisition of Physicians Choice,
Inc. (PCI)	1,980	10	—	49,990	—	—	—	—	50,000
Compensation associated with
issuance of options to non- employees	—	—	—	80,462	—	—	—	(80,462)	—
Common shares issued upon of
Medical Registry Service, Inc. (MRS)	550,000	2,750	—	13,747,250	—	—	—	—	13,750,000
Repurchase of common shares	—	—	—	—	—	—	(7,908,741)	—	(7,908,741)
Amortization of deferred
compensation	—	—	—	—	—	—	—	257,733	257,733
Tax benefit related to stock option
exercises	—	—	—	778,611	—	—	—	—	778,611
Comprehensive income:
Change in unrealized net
depreciation of securities	—	—	—	—	—	35,279	—	—	35,279
Net income for the year ended
December 31, 1998	—	—	—	—	6,947,545	—	—	—	6,947,545

Total comprehensive income	—	—	—	—	—	—	—	—	6,982,824
Balance at December 31, 1998	8,538,345	42,690	—	120,904,861	12,095,622	(48,602)	(7,908,841)	(498,762)	124,586,968
Common shares issued upon exercise
of stock options	154,837	775	—	1,111,994	—	—	—	—	1,112,769
Common shares issued upon exercise
of warrant	213	1	—	745	—	—	—	—	746
Common shares issued as a result of
business acquisitions	1,786	9	—	49,991	—	—	—	—	50,000
Common shares to be issued	—	—	1,735,000	—	—	—	—	—	1,735,000
(continued)

IMPATH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

Years ended December 31, 1998, 1999 and 2000

	Common stock		Common stock to be issued	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Treasury stock	Deferred compen- sation	Total
	Shares	Amount
Repurchase of common shares	—	—	—	—	—	—	(15,441,626)	—	(15,441,626)
Amortization of deferred
compensation	—	—	—	—	—	—	—	205,780	205,780
Tax benefit related to stock
option exercises	—	—	—	486,347	—	—	—	—	486,347
Comprehensive income:
Change in unrealized net
depreciation of securities	—	—	—	—	—	(656,427)	—	—	(656,427)
Net income for the year
ended December 31, 1999	—	—	—	—	8,234,530	—	—	—	8,234,530

Total comprehensive income									7,578,103
Balance at December 31, 1999	8,695,181	43,475	1,735,000	122,553,938	20,330,152	(705,029)	(23,350,467)	(292,982)	120,314,087
Common shares issued
upon exercise of stock options	528,327	2,642	—	3,228,132	(923)	—	—	—	3,229,851
Common shares issued as
a result of business acquisition	1,428	7	(50,000)	49,993	—	—	—	—	—
Compensation associated
with issuance of options to non-employees	—	—	—	2,352,707	—	—	—	(2,352,707)	—
100% Stock Dividend	8,695,963	43,481	—	—	(43,481)	—	—	—	—
Issuance of common shares	80,000	400	(1,090,000)	1,089,800	(200)	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	(3,399,814)	—	(3,399,814)
Amortization of deferred
Compensation	—	—	—	—	—	—	—	1,065,131	1,065,131
Tax benefit related to stock
option Exercises	—	—	—	4,358,777	—	—	—	—	4,358,777
Comprehensive income:
Change in unrealized net
depreciation of Securities	—	—	—	—	—	551,872	—	—	551,872
Net income for the year
ended December 31, 2000	—	—	—	—	12,949,465	—	—	—	12,949,465

Total comprehensive income									13,501,337
Balance at December 31, 2000	18,000,899	$90,005	$ 595,000	$133,633,347	$ 33,235,013	$(153,157)	$(26,750,281)	$(1,580,558)	$ 139,069,369

See accompanying notes to consolidated financial statements.

IMPATH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1998, 1999 and 2000

	1998	1999	2000
Cash flows from operating activities:
Net income	$ 6,947,545	$ 8,234,530	$ 12,949,465
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,492,482	6,960,442	10,729,639
Provision for uncollectible accounts receivable	6,100,789	10,433,546	21,324,446
Deferred taxes	(395,164)	90,636	(2,347,135)
Non-cash compensation	257,733	205,780	1,065,131
Gain on sale of preferred stock	—	—	(3,144,276)
Changes in assets and liabilities (net of the
effects from acquisitions of business):
(Increase) in accounts receivable, net	(13,683,381)	(26,329,124)	(36,553,971)
(Increase) in prepaid expenses and other
current assets	(718,396)	(3,637,683)	(4,517,653)
Decrease (increase) in deposits and other
non-current assets	130,676	(134,882)	(184,428)
Increase in accounts payable/accrued expenses	2,073,948	1,942,496	795,800
(Decrease) in construction payments payable	(1,542,199)	—	—
(Decrease) increase in income taxes payable	(1,137,890)	3,679,701	7,922,094
Increase in deferred revenues	196,210	121,905	170,843

Net cash provided by operating activities	1,722,353	1,567,347	8,209,955

Cash flows from investing activities:
(Purchases) of marketable securities	(49,989,700)	(43,205,992)	(2,164,289)
Sales/maturities of marketable securities	34,005,671	48,804,999	8,440,992
Acquisitions of businesses, net of cash acquired	(2,775,393)	(9,250,000)	(316,375)
(Investment) and proceeds from liquidation in preferred stock	—	(5,000,000)	8,144,276
Capital expenditures	(9,491,394)	(3,826,959)	(8,210,927)

Net cash (used in) provided by investing activities	(28,250,816)	(12,477,952)	5,893,677

Cash flows from financing activities:
Issuance of common stock	917,916	1,113,515	3,229,851
Repurchase of common stock	(7,908,741)	(15,441,626)	(3,399,814)
Proceeds of follow-on offering, net of registration costs	71,449,494	—	—
Proceeds from capital leases	—	—	1,653,234
Proceeds (repayments) from bank loans	10,000,000	(10,000,000)	3,000,000
Payments of notes payable	(863,752)	(1,869,816)	(2,611,947)
Payments of capital lease obligations	(1,835,734)	(3,125,557)	(7,808,141)

Net cash provided by (used in) financing activities	71,759,183	(29,323,484)	(5,936,817)

Net increase (decrease) in cash and cash equivalents	45,230,720	(40,234,089)	8,166,815
Cash and cash equivalents at beginning of year	325,285	45,556,005	5,321,916

Cash and cash equivalents at end of year	$ 45,556,005	$ 5,321,916	$ 13,488,731

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$ 6,108,858	$ 2,565,533	$ 4,114,044

Cash paid during the year for interest	$ 581,278	$ 1,011,640	$ 2,033,508

Fixed assets acquired pursuant to capital leases	$ 3,577,065	$ 13,200,039	$ 26,626,539

Note payable related to acquisition of business	$ 1,395,000	$ 3,261,255	$ 1,962,139

Common stock issued for acquisitions	$ 13,800,000	$ 50,000	$ 1,140,000

See accompanying notes to consolidated financial statements

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1) Organization

     IMPATH Inc. (the “Company”) was incorporated on March 1, 1988 under the laws of the State of Delaware. The Company was organized for the purpose of establishing a specialized facility dedicated to the use of the most sophisticated technologies to provide diagnostic and prognostic information to physicians specializing in cancer. The Company conducts these analyses by utilizing immunohistochemistry, flow cytometry and image analysis, molecular pathology, cytogenetics, micrometastases detection, Drug Resistance Assay™ and serum analysis technologies. The consolidated financial statements include the accounts of all the majority-owned subsidiaries. All intercompany balances have been eliminated in consolidation. The Company’s revenues are derived through:

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

(2) Significant Accounting Policies

     (a) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

     (b) Cash Equivalents

     Cash equivalents consist principally of bank deposits, commercial paper and U.S. treasury securities at December 31, 1999 and 2000. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cost approximates fair market value for these instruments.

     (c) Marketable Securities

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, the Company’s portfolio of securities are considered available for sale. As a result, unrealized appreciation (depreciation) is recorded as an accumulated other comprehensive income (loss) in stockholders’equity, net of related deferred taxes. At December 31, 2000, approximately $15 million of the securities mature in one to three years (of which approximately $13.5 million are corporate fixed income securities and $1.5 million are government securities) and approximately $3.0 million mature in more than three years (of which approximately $1.8 million are corporate fixed income securities and $1.2 million are government securities).

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     (d) Fixed Assets

     Fixed assets are stated at cost. Depreciation of furniture, fixtures, laboratory equipment and personal computers is provided over their estimated useful lives (which range from three to seven years) using the straight-line method, and leasehold improvements are being amortized over the shorter of the related lease term or the lives of the improvements using the straight-line method. Software development costs primarily represent external costs capitalized for software developed to meet the specific needs of the Company. These costs are being amortized over a five- to seven-year period using the straight-line method. Effective January 1, 1998, the Company adopted the provisions of AICPA statement of position 98-1 “Accounting for Software Costs”. The adoption of the statement resulted in approximately $500,000 or approximately $0.02 per diluted share after taxes (split adjusted), approximately $1,236,000 or approximately $0.05 per diluted share after taxes (split adjusted), and approximately $1,132,000 or approximately $0.04 per diluted share after taxes, of internal payroll costs being capitalized in 1998, 1999 and 2000 respectively, as they related directly to system implementation.

     (e) Revenue Recognition

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

     (f) Intangible Assets

     Goodwill, which represents the excess of purchase price over fair value of identifiable net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Other acquired intangibles, the majority being customer lists, are being amortized over their estimated useful lives of between five to twenty years.

     (g) Income Taxes

     Income taxes are provided pursuant to the asset and liability method as described in SFAS No. 109. SFAS No. 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under SFAS No. 109, deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the differences are expected to reverse.

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     (h) Concentration of Credit Risks

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

     (i) Stock-Based Compensation

     In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s stock at the date of grant over the amount an employee or Director must pay to acquire the stock. Such amounts are amortized over the respective vesting periods of the option grant. The Company uses the fair value-based method of accounting for stock-based compensation to non-employees. Under the fair value-based method, compensation cost is measured based on the value of the award and is recognized over the vesting period.

     (j) Net Income Per Common Share

     “Basic” earnings per common share equals net income divided by weighted average common shares outstanding during the period. “Diluted” earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options and warrants were exercised. Common stock equivalents that are anti-dilutive are excluded from net income per common share.

     Following is a reconciliation of the shares used in calculating basic and diluted net income per common share (all years have been split adjusted and net income as reported is the numerator in each calculation):

	1998	1999	2000
Weighted average common shares outstanding	15,270,000	15,896,000	15,540,000
Effect of diluted securities—options	734,000	410,000	738,000

Weighted average common and common equivalent shares
outstanding—assuming dilution	16,004,000	16,306,000	16,278,000

     (k) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     (l) Long-Lived Assets

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (m) Comprehensive Income

     Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders’equity.

(3) Fair Value of Financial Instruments

     SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     The carrying amounts of all financial instruments except investments in marketable securities approximate fair value because of the short maturity of those instruments or the market rate of interest being charged. Fair values of investments in marketable securities are based on quoted market prices.

(4) Accounts Receivable

     In accordance with accounting principles generally accepted in the United States of America and consistent with healthcare industry practices, IMPATH presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of December 31, 1999 and 2000.

	1999	2000
Gross accounts receivable	$ 63,510,465	$ 96,941,385
Allowance for doubtful accounts	(7,783,663)	(13,384,151)
Contractual allowance reserve	(20,211,773)	(32,812,680)

	$ 35,515,029	$ 50,744,554

Accounts receivable, by payor class, as a percentage of total net receivables at December 31, 1999 and 2000 are as follows:

	1999	2000
Medicare	15%	20%
Commercial insurance	48	54
Hospitals, clinics and other institutions	22	12
Patients	15	14

	100%	100%

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Fixed Assets

At December 31, 1999 and 2000, fixed assets consist of the following:

	1999	2000
Personal computers	$ 6,010,846	$ 8,155,802
Software development costs	15,543,912	24,291,947
Furniture, fixtures and laboratory equipment	9,240,975	16,359,034
Leasehold improvements	12,434,031	29,607,025

	43,229,764	78,413,808
Less accumulated depreciation and amortization	9,525,652	17,351,597

	$33,704,112	$61,062,211

     Included in the above at December 31, 1999 and 2000 are gross assets under capital leases of approximately $20,469,522 and $47,533,652, respectively, and the related accumulated amortization at such dates is approximately $4,838,757 and 10,868,139, respectively.

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

     In February 1997, the Company purchased certain assets of Immunodiagnostic Laboratories, Inc. (“Immunodiagnostic”), which operates an oncology division specializing in sophisticated cancer analytical assays, in order to provide diagnostic and prognostic information to pathologists, oncologists and others specializing in cancer. The purchase price included an initial payment at closing of $425,000 plus the issuance of options to purchase 20,000 shares of the Company’s common stock at $17.44 per share (estimated value of $191,218).

     In September 1997, the Company acquired certain assets of GenCare for an initial payment of $4.6 million. GenCare is a New Jersey-based cancer laboratory specializing in tissue-based testing and tumor marker analyses.

     In October 1997, the Company purchased certain assets of Aeron Biotechnology, Inc. (“Aeron”), a California-based cancer testing facility specializing in breast cancer prognostic analysis. The purchase price for Aeron included an initial payment of $376,000 made at closing. Additionally, the Company paid $180,000 for certain other assets owned by Aeron.

     The 1997 acquisitions of Immunodiagnostic, GenCare and Aeron all have an individual contingent purchase price arrangement based on the future operating results of the respective business.

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

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     In July 1998 the Company purchased certain assets of Biologic & Immunologic Science Laboratories, Inc. (“BIS”), a privately held cancer diagnostics company based in Reseda, California for $3.6 million. The terms provided for an initial payment of $2.0 million, and $800,000 payable in three equal semi-annual installments beginning December 1998, after which another $800,000 is payable in three equal semi-annual installments contingent on previously established revenue targets with interest accruing at 8% annum.

     In August 1998 the Company acquired Medical Registry Services, Inc. (“MRS”) for the issuance of 550,000 shares of IMPATH Inc. common stock valued at $13.75 million. After the consideration of certain other expenses related to the acquisition and after recording net tangible assets of MRS, the Company recorded approximately $17.3 million in intangibles (includes approximately $12 million of goodwill). MRS is a leading developer and marketer of cancer registry software products that are currently utilized in about 600 hospitals throughout the United States. The products are used to collect and manage critical diagnostic, treatment, follow-up and outcomes data on cancer patients.

     On September 2, 1998 the Company acquired Physicians Choice, Inc. (“PCI”) for the sum of $1.0 million, with $400,000 payable immediately and an additional $400,000 payable in four equal semi-annual installments beginning March 1999 with interest accruing at 8% per annum. In addition, the terms provided for an issuance of $200,000 in IMPATH Inc. common stock. An initial 1,980 shares of common stock, having a fair market value of $50,000, were issued on September 2, 1998, 1,786 shares of common stock, having a fair market value of $50,000, were issued on September 2, 1999 and 1,428 shares of common stock, having a fair market value of $50,000, were issued on September 2, 2000, with the remaining shares to be issued September 2, 2001.

     On August 30, 1999 the Company acquired certain assets of BioClincial Partners, Inc., (“BCP”), for $6.9 million including the issuance of 120,000 shares of IMPATH common stock valued at $1,635,000. The terms provided for an initial payment of $4.8 million, and $2.1 million payable in three equal annual installments beginning August 30, 2000, contingent on acheivement of previously established revenue targets, with interest accruing at 6% per annum. On September 1, 2000 the terms were amended to provide for an initial payment of $4.8 million and $2.1 million payable in installments of $700,000 on September 1, 2000 and $1,400,000 on January 2, 2001 as well as contingent payments based upon the achievement of previously established revenue targets, with interest accruing at 6% per annum. The shares were issued in two installments. The first installment of 80,000 shares was issued on January 3, 2000 and the remaining 40,000 shares will be issued on January 2, 2001 and are recorded as common stock to be issued in the December 31, 1999 and 2000 consolidated balance sheet.

     On November 22, 1999 the Company acquired certain assets of Pacific Coast Reference Laboratories, Inc. (“PCRL”), for the sum of $5.4 million cash, with $4.6 million payable immediately, and an additional $800,000 payable in four equal semi-annual installments beginning May 2000, contingent on achievement of previously established revenue targets, with interest accruing at 6% per annum.

     On June 1, 2000 the Company purchased certain assets of M.I.T Consultant, Inc. (“MIT”), a privately held histology business based in Los Angeles, CA for $132,750. The terms provided for an initial payment of $66,375 and $66,375 payable in two equal semi-annual installments beginning November 2000, $16,600 of which is contingent upon the achievement of previously established revenue targets, with interest accruing at 6% per annum.

     On June 16, 2000 the Company purchased certain assets of InterScience Diagnostic Laboratories, Inc. (“IDL”), a privately held cytogenetics company based in Brooklyn, New York for $250,000. This transaction will allow IMPATH to expand its cytogenetics business.

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The aggregate acquisitions in 2000, 1999 and 1998 were all treated as purchases with the results of operations of each transaction being included in the consolidated results from the respective acquisition date. The incremental operating results were not material to the results of operation of the Company. The purchase prices represented primarily payments for customer lists, which are included in intangible assets on the accompanying consolidated balance sheets and will be amortized over periods of up to fifteen years.

     On September 27, 1999 the Company completed a $5 million investment in a private placement of preferred stock in ILEX Oncology Service, Inc. (ILEX). ILEX is a drug development company focused exclusively on accelerated development of drugs for the treatment and management of cancer. This investment accrued dividends per share at the rate per annum of $1.031 and was convertible into common shares of ILEX’s parent company, ILEX Oncology Inc.. On November 30, 2000 the Company converted the investment into 290,867 shares of ILEX Oncology Inc. common stock and sold this stock immediately for a pre-tax gain of $3.2 million.

(7) Accrued Expenses

     Accrued expenses are comprised of the following as of December 31, 1999 and 2000:

	1999	2000
Salaries and related costs	$ 944,376	$ 1,947,037
Other accrued expenses	2,499,202	1,926,573

	$3,443,578	$ 3,873,610

(8) Indebtedness

     The Company has a line of credit for an aggregate amount of $15.0 million with Fleet Bank which expires on June 28, 2001. Borrowing under the line bears interest at LIBOR plus 2.0%. As of December 31, 2000 the Company has $3 million drawn against this line. The line of credit has certain financial covenants with which the Company is in compliance at December 31, 2000.

(9) Stockholders’ Equity

     (a) Common Stock

     On October 13, 1995, the Board of Directors authorized the Company to file a registration statement with the Securities and Exchange Commission to register shares of its common stock in connection with an initial public offering. Such offering was consummated on February 26, 1996 for a total of 4,485,000 (split adjusted) common shares at an offering price of $6.50 per share. The net proceeds to the Company amounted to approximately $25,737,000. In March 1998, the Company raised approximately $71,000,000 of additional capital through an underwritten follow-on offering of 4,600,000 (split adjusted) common shares of stock.

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     On July 24, 2000, the Company’s Board of Directors declared a two-for-one common stock split effected in the form of a 100% common stock dividend, which was distributed on August 28, 2000 to each shareholder of record at the close of business on August 16, 2000. Accordingly, all share and per share information in the accompanying consolidated statement and footnotes of operations contained in this annual report have been retroactively adjusted to reflect the stock split.

     (b) Treasury Stock

     In December 1998, the Company initiated a share buyback program to acquire up to $25.0 million worth of common stock. As of December 31, 1999, the Company had repurchased 1,897,300 shares of common stock for approximately $23.4 million. In January 2000, the Company initiated an additional $15 million buyback program. During January and February 2000 the Company repurchased an additional 298,000 shares of common stock for approximately $3.4 million. This brought the total cost of shares repurchased since the inception of the plan to approximately $26.8 million.

     (c) Stock Option Plans

     In February 1989, the Company adopted (and subsequently amended) a Stock Option Plan (the “Plan”) which provides for granting to certain key employees of the Company, Directors and consultants, options to purchase up to 1,769,376 shares of common stock. Options granted are exercisable over a period not to exceed ten years and generally vest over five years.

     In April 1997, the Company adopted the IMPATH Inc. 1997 Long-Term Incentive Plan (the “Incentive Plan”), which provides for granting to certain key employees of the Company, Directors and consultants, options to purchase up to 600,000 shares of common stock. Options granted are exercisable over a period not to exceed ten years and generally vest over four years. Options to purchase 158,000 shares were granted to consultants under the Incentive Plan in 1997. Options to purchase 138,000 shares were granted to consultants under the Incentive Plan in 1998. Options to purchase 13,544 shares were granted to consultants under the Incentive Plan in 1999. Compensation cost will be amortized for these grants over the vesting period of the options.

     In June 1999, the Company adopted the IMPATH Inc. 1999 Long Term Incentive Plan (the “Incentive Plan”), which provides for granting to employees of the Company, Directors and consultants, options to purchase up to 600,000 shares of common stock. Options granted are exercisable over a period not to exceed ten years and generally vest over four years. Options to purchase 81,262 shares were granted under this plan in 1999. Options to purchase 337,500 shares were granted under this plan in 2000.

     In June 2000, the Company adopted the IMPATH Inc. 2000 Long Term Incentive Plan (the “Incentive Plan”), which provides for granting to employees of the Company, Directors and consultants, options to purchase up to 1,600,000 shares of common stock. Options granted are exercisable over a period not to exceed ten years and generally vest over three years. Options to purchase 11,300 shares were granted under this plan in 2000.

     The Company has elected not to implement the fair value-based accounting method for employee and Director stock options, but has disclosed the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

     The per share weighted-average fair value of stock options granted during 1998, 1999 and 2000 was $8.34, $9.58 and $12.13, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998--expected dividend yield 0%, risk-free interest rate of 7.0%, expected volatility 60% and an expected life of 7 years; 1999—expected dividend yield 0%, risk-free interest rate of 6.5%, expected volatility of 60% and an expected life of 7 years; 2000—expected dividend yield 0%, risk-free interest rate of 7.0%, expected volatility of 60% and an expected life of 7 years.

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The Company applies APB Opinion No. 25 in accounting for its options and, accordingly, no compensation cost has been recognized for its stock options issued at exercise prices equal to the fair market value of the stock on the grant date, with the exception of certain stock options issued in 1996 through 2000 to non-employees as previously described. The Company recorded expense related to non-employee stock option grants of $257,733, $205,780 and $1,065,131 in the years ended December 1998, 1999 and 2000 respectively. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

		1998	1999	2000
Net income	As reported	$ 6,947,545	$ 8,234,530	$ 12,949,465
	Pro forma	$ 5,879,393	$ 6,936,151	$ 12,214,001
Net income per share--assuming dilution	As reported	$ 0.44	$ .51	$ 0.80
	Pro forma	$ 0.37	$ .43	$ 0.75

     Pro forma net income reflects only options granted in 1995 through 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options’vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

     The following is a summary of option activity during the years ended December 31, 1998, 1999 and 2000:

	Shares under options	Price Range	Weighted average exercise price
Options outstanding at December 31, 1997	1,756,352	$0.14-15.59	$ 6.61
Granted	379,396	10.25-18.63	12.74
Exercised	(396,414)	0.14-13.44	2.15
Canceled	(82,798)	1.27-15.94	11.10

Options outstanding at December 31, 1998	1,656,536	0.14-18.63	8.85
Granted	155,826	8.53-14.97	10.29
Exercised	(309,674)	0.14-13.44	3.53
Canceled	(102,400)	1.27-18.63	11.29

Options outstanding at December 31, 1999	1,400,288	0.28-18.44	10.01
Granted	348,800	11.00-50.31	17.39
Exercised	(528,327)	0.28-16.75	9.04
Canceled	(36,555)	0.28-15.69	10.87

Options outstanding at December 31, 2000	1,184,206	$1.27-50.31	$ 12.59

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2000:

Range of exercise Prices	Number out- standing at 12/31/00	Weighted average remaining contractual life	Weighted Average exercise price	Number exercise- able at 12/31/00	Weighted average exercise price
$1.27-$6.50	109,038	4.66 years	$ 4.70	151,768	$ 4.53
6.50-11.50	509,835	8.07 years	10.54	296,675	9.82
11.50-15.38	353,541	7.40 years	13.07	245,522	13.12
15.38-18.66	19,192	7.68 years	17.52	7,798	18.12
18.66-28.75	189,600	9.61 years	25.17	21,323	$25.18
28.75-50.31	3,000	9.93 years	$50.31	0	0
$1.27-$50.31	1,184,206			723,086

At December 31, 2000, the Company had 3,364,701 shares reserved for options and warrants outstanding, as well as future option grants.

(10) 401(k) Retirement Savings Plan

     Effective June 1, 1995, the Company adopted the IMPATH Inc. 401(k) Retirement Savings Plan (the “Plan”) benefiting certain employees. Employees who are over the age of 21 and have completed six months of service are eligible for voluntary participation in the Plan. Employees may contribute 1% to 20% of their total salaries on a before tax basis, and the Company will match up to 50% of the first 4% of employee contributions. Plan participants who were employees as of June 1, 1996 are 100% vested in all contributions. Any employees hired subsequent to June 1, 1996 are 100% vested in their own contributions and will become vested in employer contributions over a three-year period. Effective January 1, 2001 all employees over the age of eighteen are allowed to participate in the 401(k) plan on the first day of hire and they are immediately 100% vested. Employer contributions for the years ended December 31, 1998, 1999 and 2000 were $133,842, $277,504 and $352,902, respectively.

(11) Income Taxes

     The components of the provision for income taxes for 1998, 1999 and 2000 are as follows:

	1998	1999	2000
Current:
Federal	$ 3,345,462	$ 3,666,612	$ 8,897,348
State and local	1,625,507	1,732,440	3,170,924

	4,970,969	5,399,052	12,068,272

Deferred:
Federal	(255,671)	(58,188)	(2,103,492)
State and local	(139,493)	148,824	(243,644)

	(395,164)	90,636	(2,347,136)

	$ 4,575,805	$ 5,489,688	$ 9,721,136

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax components at December 31, 1999 and 2000 are as follows:

	1999	2000
Assets:
Allowance for doubtful accounts	$ 2,011,289	$ 4,267,831
Deferred compensation	306,673	164,812
Deferred revenue	110,723	129,664

	2,428,685	4,562,307
Liabilities:
Intangible assets--acquisitions	(1,776,630)	(1,324,745)
Depreciation	(1,060,053)	(1,670,892)
Other	(474,577)	(102,110)

	(3,311,260)	(3,097,747)

Deferred tax assets (liabilities), net	$ (882,575)	$ 1,464,560

     Management of the Company believes that it is more likely than not that future tax benefits will be realized as a result of the recent operating performance of the Company.

     A reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended December 31, 1998, 1999 and 2000 are as follows:

	1998	1999	2000
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal income tax benefit	7.3	8.0	8.0
Tax exempt interest income	(2.9)	(2.0)	—
Other	0.3	(1.0)	—

	39.7%	40.0%	43.0%

     The Company recognized a tax benefit for stock options exercised as a reduction in taxes payable and a corresponding increase in additional paid-in capital totaling $778,611 in 1998, $486,347 in 1999 and $4,358,777 in 2000, respectively.

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12) Leases

     The Company utilizes laboratory and office facilities and leases equipment pursuant to the terms of operating and capital leases, which expire through 2010.

     The present value of future minimum lease payments (including those cancelable at the Company’s option and subject to increases in the Consumer Price Index and real estate taxes) for the capital leases and the future minimum lease payments for operating leases are as follows:

Year ending December 31,	Operating leases	Capital leases
2001	$ 4,362,928	$ 12,004,495
2002	3,930,747	12,078,028
2003	3,494,019	9,868,187
2004	3,172,941	4,642,957
2005	3,109,146	—
Thereafter	13,208,867	—

	$31,278,648	38,593,667

Less amount representing interest
(rates range from 4.45% to 11.47%)		(3,633,584)

Present value of minimum lease payments		34,960,083
Less current portion		(10,171,471)

		$24,788,612

     For the years 1998, 1999 and 2000, rent expense was $1,272,661, $1,634,853 and $2,768,319, respectively.

     The Company has lines of credit for financing equipment, leasehold improvements and computer hardware and software. In July 1999, the Company established a $6.0 million credit line with Newcourt Financial (currently “CIT Group”) with lease terms that are based on 48 monthly payments at a rate equal to .35% above yield on four-year treasury notes. As of December 31, 2000, the Company had fully drawn against this line. In September 1999, the Company established a $6.0 million credit line with Fleet Bank with lease terms based on 48 monthly payments at a rate equal to .20% above the yield on four-year treasury notes. As of December 31, 2000, approximately $1.0 million was drawn against this line. In December 1999, the Company established a $6.2 million credit line with First American Bankcorp, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. The line of credit was subsequently increased to $15.0 million in March 2000, under the same lease term. As of December 31, 2000, approximately $14.6 million was drawn against this line. In April 2000, the Company established an $875,000 credit line with Dynamics Commercial Funding Corp. with lease terms of 36 months and a rate equal to the yield on three-year treasury notes. As of December 31, 2000, the Company had fully drawn against the line. In June 2000, the Company established an additional $4.0 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2000, the Company had fully drawn against this line. In November 2000, the Company established an additional $2.0 million credit line with Dynamics Commercial Funding Corp, with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2000, approximately $1.0 million was drawn against this line. In April 2000, the Company established a $3.0 million credit line with First Sierra Financial, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2000, the Company had fully drawn against this line. In September 2000, the Company established an additional $6.0 million credit line with First Sierra Financial, Inc. with the lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2000, approximately $600,000 was drawn against this line. In July 2000, the Company established a $5.0 million credit line with Advanced Capital Resources Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2000, approximately $900,000 was drawn against this line. In November 2000, the Company established a $3.0 million credit line with Trimarc Financial Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2000, the Company had fully drawn against this line.

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13) Related Party Transactions

     The Company paid $104,000, $111,000 and $138,000 in the years ended December 31, 1998, 1999 and 2000, respectively, to a Director who also performs certain consulting services to the Company.

(14) Segment and Geographic information

In June 1997, the FASB issued SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information.” SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to stockholders.

(a) Segment Information

The Company operates in three reportable business segments: (1) Physician Services, (2) BioPharmaceutical/Genomics Services and (3) Information Services. Physician Services derives revenue from performing specialized cancer analyses. BioPharmaceutical/Genomics Services provides contract laboratory services and cancer database and pharmacoeconomic information to pharmaceutical companies. Information Services derives revenues by licensing its tumor registry software to community hospitals and state agencies. The Company measures the performance of its operating segments through “Operating Income” as defined on the accompanying consolidated statements of operations.

($ in Thousands)	Total IMPATH Inc.	Physician Services	BioPharmaceutical/ Genomics Services	Information Services

2000
Revenue	138,221	124,224	9,539	4,458
Operating Income (loss)	20,248	23,846	(2,003)	(1,595)
Total Assets	196,773	185,322	6,500	4,951
Depreciation and
Amortization	10,730	8,982	586	1,162

1999
Revenue	85,366	77,433	3,838	4,095
Operating Income (loss)	12,081	10,886	989	206
Total Assets	149,777	138,072	5,662	6,043
Depreciation and
Amortization	6,960	5,542	378	1,040

1998
Revenue	56,259	53,183	1,686	1,390
Operating Income (loss)	8,521	7,129	808	584
Total Assets	150,033	144,438	3,031	2,564
Depreciation and
Amortization	3,492	3,046	84	362

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate assets, including cash and marketable securities, prepaid and deferred taxes that are not specifically identified by segment have been allocated to identified segments based upon a percentage of each segments revenue to the consolidated revenue.

(b) Geographic Information

     The Company operates within the continental United States. All identifiable assets of the Company are located and safeguarded throughout the continental United States.

(c) Major Customers

     Physician Services typically bills third-party payors, such as private insurance plans, managed care plans and Medicare, as well as Hospitals. BioPharmaceutical/Genomics Services bills pharmaceutical companies and Information Services bills community hospitals and state agencies. The Company’s largest client is Medicare. This client accounted for 25%, 23%, and 28% of the Company’s physician service revenue in fiscal years 1998, 1999, and 2000, respectively. The Company receives reimbursement through Medicare for individual patient accounts. No other customer accounted for 10% or more of the Company’s total revenue in fiscal years ended 1998, 1999 and 2000.

(d) Concentration of Revenue

During 1998, 1999 and 2000, the Company received the following estimated percentages of its Physician Services revenues for diagnostic and prognostic services from the respective payors identified below:

	Year Ended December 31,
Payor	1998	1999	2000
Hospitals	21%	17%	13%
Private Insurance/Managed Care	50	55	54
Medicare	25	23	28
Individual Patients	4	5	5

Total	100%	100%	100%

(15) Commitments and Contingencies

On November 20, 2000 Healthtech Diagnostics Corporation and Oncogenetics Inc. (“Plaintiffs”) and IMPATH Inc. (the Company) and IMPATH-HDC Inc. (Collectively, “Defendants” or “IMPATH”) executed a Release and Settlement Agreement. Plaintiffs subsequently alleged that IMPATH breached the terms of the settlement but that allegation was withdrawn. On December 4, 2000 the Court entered an order dismissing the claims asserted in the litigation with prejudice. The Plaintiff alleged breach of contract and fraud arising out of the acquisition by IMPATH of assets of the Plaintiffs and alleged misrepresentations by IMPATH concerning its intentions to complete additional value by falsely representing that IMPATH would complete acquisitions of seven additional medical laboratories that Plaintiffs previously contemplated acquiring and by representing that IMPATH would pay Plaintiffs and their shareholders substantial additional compensation upon completion of those acquisitions. Plaintiffs also alleged that IMPATH did not pay amounts due under the asset purchase agreement based on the performance of assets acquired. Plaintiffs sought to recover actual damages, punitive damages, pre-judgment and post judgment interest, costs and attorneys’fees. On November 30, 2000 IMPATH paid the Plaintiffs $2.25 million as instructed under the settlement agreement. This amount is included in Selling General and Administrative expense for the year ended December 31, 2000.

     As a provider of healthcare-related services, the Company is subject to extensive and frequently changing federal, state and local laws governing licensure, reimbursement, financial relationships, referrals, conduct of operations and other aspects of the Company’s business. In recent years, the federal government has expanded its investigative and enforcement activities relating to the billing of government programs, such as Medicare and Medicaid, by laboratories and other healthcare providers. In January 2000, the Company was notified that the U.S. Attorney’s Office for the Southern District of New York was investigating certain of the Company’s billing practices. The Company continues to believe that its billing practices are in compliance with applicable laws and is cooperating in the investigation.

     In addition, from time to time, the Company is involved in various other legal actions in the normal course of business, some of which seek monetary damages while the Company cannot predict with absolute certainty the outcome of any proceedings in which it is involved, the Company believes any ultimate liability associated with these contingencies would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Certain executive officers of the Company have entered into agreements which provide severance of up to one year’s salary in the event of termination without cause.

(16) Quarterly Financial Data (unaudited) (dollars in thousands except per share data)

			Per Share of Common Stock Net Income
Quarter	Revenues	Net Income	Basic	Diluted
2000
Fourth	$ 38,888	$ 3,754	$ 0.24	$ 0.23
Third	35,406	3,306	0.21	0.20
Second	33,364	3,069	0.20	0.19
First	30,563	2,821	0.18	0.18

Total	$138,221	$12,950	$ 0.83	$ 0.80

1999
Fourth	$ 26,007	$ 1,742	$ 0.11	$ 0.11
Third	21,543	2,406	0.15	0.15
Second	20,846	2,297	0.15	0.14
First	16,970	1,790	0.11	0.11

Total	$ 85,366	$ 8,235	$ 0.52	$ 0.51

(INDEX TO EXHIBITS)

Exhibit Number	Description	Page
3.1	Restated Certificate of Incorporation, as amended	*
3.2	Form of Certificate of Amendment regarding authorization of additional preferred stock	*
3.2.1	Form of Certificate of Amendment authorizing additional common stock	Ex–3.2.1
3.3	By-laws	*
4.1	Regulation Rights Agreement dated February 10, 1995 among IMPATH Inc. and certain of its shareholders	*
10.1	Master Lease Agreement dated April 11, 1995 between IMPATH Inc. and Financing For Science International, Inc.	*
10.8	Space Lease Agreement dated April 20, 1995 between OMA Del Aire Properties and IMPATH Inc. (formerly known as Impath Laboratories Inc.)	*
10.9	Floating Rate Promissory Note in the principal amount of $300,000 made by IMPATH Inc. in favor of Chemical Bank	*
10.10	1989 Stock Option Plan	*
10.11	Form of Indemnification Agreement with directors	*
10.13	Letter Agreement dated December 12, 1997 between Anu D. Saad, Ph.D., and IMPATH Inc.	**
10.17	Letter Agreement dated December 12, 1997 between Richard P. Adelson and IMPATH Inc.	**
10.18	1997 Long Term Incentive Plan	***
10.19	Agreement of Lease dated as of June 26, 1997 between International Flavors & Fragrances Inc. and IMPATH Inc.	**
10.20	1999 Long Term Incentive Plan	****
10.21	2000 Long Term Incentive Plan	*****
23	Consent of KPMG	Ex–23
24	Power of Attorney (see “Power of Attorney” in Form 10-K)

*	Incorporated by reference to the exhibit of the same number filed with the Registration Statement on Form S-1 of IMPATH Inc. (File No. 33-98916).

**	Incorporated by reference to the exhibit of the same number filed with the Annual Report on Form 10-K for the year ended December 31, 1997.

***	Incorporated by reference to Exhibit A to the Proxy Statement of IMPATH Inc. dated April 25, 1997 (File No. 000-27750).

****	Incorporated by reference to Exhibit A to the Proxy Statement dated April 30, 1999 (File No. 000-27750).

*****	Incorporated by reference to Exhibit A to the Proxy Statement dated April 28, 2000 (File No. 000-27750).