Form 10-Q
period 2001-03-31
IMPATH INC
filed 2001-05-15
CIK 1003114

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2001 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____ Commission file number 0-27750 IMPATH INC. (exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	8071 (Primary Standard Industrial Classification Code Number)	13-3459685 (I.R.S. Employer Identification No.)

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

Yes _X_          No ___

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MARCH 31, 2001
Common Stock, par value	15,962,023
$.005 per share

Index

IMPATH INC. and Subsidiaries

Part I.  Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

IMPATH INC. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	March 31, 2001	December 31, 2000
ASSETS

Current assets:
Cash and cash equivalents	$ 8,639,035	$ 13,488,731
Marketable securities, at market value	15,472,125	17,991,191
Accounts receivable, net of allowance for doubtful accounts	57,972,238	50,744,554
Prepaid expenses	955,368	759,151
Deferred tax assets	4,267,831	4,267,831
Other current assets	9,970,701	9,145,318

Total current assets	97,277,298	96,396,776
Fixed assets, less accumulated depreciation and amortization	68,197,776	61,062,211
Deposits and other assets	522,801	522,801
Intangible assets, net of accumulated amortization	39,517,472	38,791,628

Total assets	$ 205,515,347	$ 196,773,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$ 11,301,883	$ 10,171,471
Current portion of notes payable	283,259	2,512,164
Short term borrowings	3,000,000	3,000,000
Accounts payable	4,881,452	3,397,666
Deferred revenue	2,253,180	2,158,989
Income taxes payable	5,682,077	4,998,264
Accrued expenses & other current liabilities	3,919,948	3,873,610

Total current liabilities	31,321,799	30,112,164

Capital lease obligations, net of current portion	27,238,161	24,788,612
Deferred tax liabilities	2,803,271	2,803,271
Stockholders’ equity:
Common stock	90,858	90,005
Common stock to be issued	50,000	595,000
Additional paid-in capital	134,810,235	133,633,347
Retained earnings	37,267,351	33,235,013
Accumulated other comprehensive (loss)	(130,542)	(153,157)

	172,087,902	167,400,208
Less:
Cost of 2,209,476 and 2,209,476 shares of common stock
held in treasury in 2001 and 2000, respectively	(26,750,281)	(26,750,281)
Deferred compensation	(1,185,505)	(1,580,558)

Total stockholders’ equity	144,152,116	139,069,369

Total liabilities and stockholders’ equity	$ 205,515,347	$ 196,773,416

See accompanying notes to consolidated financial statements.

IMPATH INC. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2001	2000
Revenues:
Net Physicians Services	$ 38,004,353	$ 27,435,875
IMPATH Predictive Oncology	3,011,846	1,945,009
Information Services	1,119,807	1,181,948

	42,136,006	30,562,832

Operating expenses:
Salaries and related costs	14,954,642	12,112,396
Selling, general and administrative	16,351,599	11,267,211
Depreciation and amortization	3,419,868	2,375,078

Total operating expenses	34,726,109	25,754,685

Income from operations	7,409,897	4,808,147
Interest income	612,853	474,119
Interest expense	(948,473)	(381,197)

Other Income (expense), net	(335,620)	92,922
Income before income tax expense	7,074,277	4,901,069
Income tax expense	(3,041,939)	(2,080,237)

Net income	$ 4,032,338	$ 2,820,832

Earnings per share:
Basic:
Net income per common share	$ 0.25	$ 0.18

Weighted average common shares outstanding	15,892,000	15,378,000

Diluted:
Net income per common share-assuming
dilution	$ 0.24	$ 0.18

Weighted average common and common
equivalent shares outstanding-assuming dilution	16,715,000	15,808,000

See accompanying notes to consolidated financial statements.

IMPATH INC. and Subsidiaries Consolidated Statement of Stockholders’ Equity Three Months Ended March 31, 2001 (Unaudited)

	Common Stock		Common Stock to	Additional Paid-in Capital	Retained	Accumulated Other Comprehensive	Treasury	Deferred
	Shares	Amount	be Issued	(deficiency)	Earnings	(Loss)	Stock	compensation	Total
Balance at December 31, 2000	18,000,899	$90,005	$ 595,000	$133,633,347	$33,235,013	($ 153,157)	($26,750,281)	($ 1,580,558)	$139,069,369
Common shares issued
upon exercise of stock options	130,600	653		632,088					632,741
Issuance of common shares	40,000	200	(545,000)	544,800					—
Change in deferred
compensation								395,053	395,053
Comprehensive income:
Change in unrealized net
depreciation of securities						22,615			22,615
Net income for the period
ended March 31, 2001					4,032,338				4,032,338

Total comprehensive income									4,054,953

Balance at March 31, 2001	18,171,499	$90,858	$ 50,000	$134,810,235	$37,267,351	($ 130,542)	($26,750,281)	($ 1,185,505)	$144,152,116

See accompanying notes to consolidated financial statements

IMPATH INC. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$ 4,032,338	$ 2,820,832
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	3,419,868	2,375,078
Provision for uncollectible accounts receivable	6,832,454	4,076,236
Non-cash compensation	395,053	67,241
Changes in assets and liabilities:
(Increase) in accounts receivable	(14,060,138)	(10,475,706)
(Increase) in prepaid expenses and current assets	(1,021,600)	(2,681,893)
(Increase) in deposits and other assets	—	(269,501)
Increase (decrease) in accounts payable and accrued expenses	1,530,124	(658,482)
Increase in income taxes payable	683,813	1,940,186
Increase in deferred revenues	94,191	63,292

Total adjustments	(2,126,235)	(5,563,549)

Net cash provided by (used in) operating activities	1,906,103	(2,742,717)

Cash flows from investing activities:
Purchases of marketable securities	(9,952,638)	(1,624,649)
Sales/maturities of marketable securities	12,494,319	4,397,811
Purchase of intangible assets	(1,438,295)	—
Capital expenditures	(2,976,799)	(762,597)

Net cash (used in) provided by investing activities	(1,873,413)	2,010,565

Cash flows from financing activities:
Issuance of common stock from exercise of shares and warrants	632,741	477,382
Repurchase of common stock	—	(3,399,814)
Payments of capital lease obligations	(3,261,314)	(1,347,094)
Proceeds from capital leases	—	1,653,234
Proceeds from bank loans	—	3,000,000
Payments of notes payable	(2,253,813)	(138,333)

Net cash (used in) provided by financing activities	(4,882,386)	245,375

Net (decrease) in cash and cash equivalents	(4,849,696)	(486,777)
Cash and cash equivalents at beginning of period	13,488,731	5,321,916

Cash and cash equivalents at end of period	$ 8,639,035	$ 4,835,139

See accompanying notes to consolidated financial statements.

IMPATH INC.

Notes to Consolidated Financial Statements
(unaudited)

General:

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.

In the opinion of IMPATH Inc. (the “Company” or “IMPATH”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the financial information for all periods presented. Results for the interim periods are not necessarily indicative of the results for an entire year and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

Comprehensive Net Income:

Comprehensive net income is equal to the net income reported adjusted for the unrealized net depreciation of marketable securities, net of related deferred taxes. Comprehensive net income for the three months ended March 31, 2001 and 2000 was $4,054,953 and $2,835,411, respectively.

Investments:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, the Company’s investments (consisting primarily of government and corporate fixed income securities) were classified as available for sale. As a result, the unrealized depreciation is recorded as a separate component of stockholders’ equity, net of related deferred taxes. At March 31, 2001, approximately $5,118,374 of securities with original maturities of three months or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in current assets.

Accounts Receivable, Net of Allowance for Doubtful Accounts:

In accordance with Generally Accepted Accounting Principles (“GAAP”) and consistent with healthcare industry practices, IMPATH presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of March 31, 2001 and December 31, 2000:

	March 31, 2001	December 31, 2000
Gross accounts receivable	$ 110,991,249	$ 96,941,385
Allowance for doubtful accounts	(15,929,235)	(13,384,151)
Contractual allowance reserve	(37,089,776)	(32,812,680)

	$ 57,972,238	$ 50,744,554

Segment information:

In June 1997, the FASB issued SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information.“SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to stockholders.

(a)  Segment Information

The Company operates in three reportable business segments: (1) Physician Services, (2) IMPATH Predictive Oncology™ (“IPO”) and (3) Information Services. Physician Services derives revenue from performing specialized cancer analyses. IPO provides contract laboratory services and cancer database and pharmacoeconomic information to pharmaceutical companies. Information Services derives revenues by licensing its tumor registry software to community hospitals and state agencies. The Company measures the performance of its operating segments through “Operating Income” as defined on the accompanying consolidated statements of operations.

($ in Thousands)	Total IMPATH Inc.	Physician Services	IMPATH Predictive Oncology™	Information Services
2001
Revenue	42,136	38,004	3,012	1,120
Operating Income (loss)	7,410	7,798	100	(488)
Depreciation and
Amortization	3,420	2,889	247	284

Intangible Asset:

The Company has designed and is developing Genebank™ as a large repository of tissues, clinical data, treatment history and outcomes analyses from cancer patients to facilitate genomic (gene-based) and proteomic (protein-based) discovery initiatives. The Company anticipates that the Genebank™ infrastructure will make it possible to collect tumor specimens and outcomes data on 40,000 to 50,000 patients over the next several years. Genebank™ has been classified as an intangible asset and has capitalized costs of $1.4 million as of March 31, 2001. Genebank™ is being amortized using the straight line method over its estimated useful life of seven years.

Recently Issued Accounting Standards:

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued and, as amended, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts and requires derivatives to be recognized as assets and liabilities and be recorded at fair value. The Company is currently not party to any derivative instruments. Any future transactions involving derivative instruments will be evaluated based on SFAS No. 133.

Commitments and Contingencies:

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

In addition, from time to time, the Company is involved in various other legal actions in the normal course of business, some of which seek monetary damages. While the Company cannot predict with absolute certainty the outcome of any of the proceedings in which it is involved, the Company believes any ultimate liability associated with these contingencies would not have a material adverse effect on the Company’s consolidated financial position or results of operations. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements”).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

     This Quarterly Report on Form 10-Q may contain statements that the Company believes are, or may be considered to be, “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as the Company “believes,” “expects,” “anticipates,” intends,” “plans,” “foresees” or other similar words or phrases. Similarly, statements that describe the Company’s projected growth and goals and its plans for expansion also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties, many of which are outside of management’s control, and which could cause the Company’s actual results to differ materially from those contemplated by the relevant forward-looking statement. Some of the most significant factors that could cause the actual results to differ materially from the forward-looking statement, alone or in combination, would be the failure to continue to successfully integrate the businesses acquired by the Company, unanticipated disagreements with the Company’s joint venture or other partners, unanticipated changes in the healthcare industry (as a result of cost containment measures, changes in governmental regulation, including reimbursement programs and patient confidentiality issues, or other factors), an inability to procure consented, well-characterized tissue specimens, the adverse effect of any legal proceedings involving the Company, an unanticipated failure in the commercialization of the Company’s biopharmaceutical products, or an unanticipated loss of business. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Three Months Ended March 31, 2001
Compared with Three Months Ended March 31, 2000

     The Company’s total revenues for the three months ended March 31, 2001 and 2000 were $42.1 million and $30.6 million, respectively, representing an increase of $11.5 million, or 37.6%, in 2001. This growth was primarily attributable to a 10.7% increase in case volume, resulting from increased sales and marketing activities, as well as a 25.5% increase in revenue realization per case due to continuing product mix changes toward lymphoma/leukemia cases, which entail more analyses, as well as an increase in the number of technologies applied in analyzing lymphoma/leukemia and breast cancer cases. In addition, IMPATH Predictive Oncology™ (“IPO”) revenues increased 57.9% to $3.0 million this quarter up from $1.9 million in the year ago quarter as a result of the successful integration of the IPO division and increases in the numbers of projects with biopharmaceutical and genomics companies.

     Salaries and related costs for the three months ended March 31, 2001 and 2000 were $15.0 million and $12.1 million, respectively, representing an increase of $2.9 million, or 24.0%, in 2001. This increase was the result of increased personnel due to rapid case volume growth and the shift to more complex cases, and labor costs associated with the IPO division’s expansion. Salaries and related costs, as a percentage of total revenues, decreased to 35.6% in 2001 from 39.5% in 2000. This decrease was facilitated by the Company’s successful expansion strategy resulting in streamlining of operational and administrative duties combined with a higher revenue realization per case.

     Selling, general and administrative expenses for the three months ended March 31, 2001 and 2000 were $16.4 million and $11.3 million, respectively, representing an increase of $5.1 million, or 45.1%, in 2001. The largest component of this increase was $2.7 million of incremental bad debt expense associated with higher revenues as well as the inherent risk of potential billing and collection delays incurred in connection with the Company’s billing system optimization efforts. The Company also incurred an additional $1.9 million in incremental laboratory supplies, courier costs, and temporary services due to rapid case volume growth and an additional $400,000 in association with the building of the infrastructure to support increasing demand for its IPO division. Selling, general and administrative expenses, as a percentage of revenues, increased to 39.0 % in 2001 from 36.9% in 2000, primarily due to the increase in bad debt expenses.

     Depreciation and amortization expense for the three months ended March 31, 2001 and 2000 was $3.4 million and $2.4 million, respectively, representing an increase of $1.0 million, or 41.7%, in 2001. This increase was primarily due to $416,000 in depreciation expense associated with the Company’s clinical and billing systems, and an additional $510,000 in depreciation expense for furniture, office equipment and leasehold improvements in connection with the expansion of our East and West Coast facilities. As a percentage of total revenues, depreciation and amortization expense increased to 8.1% in 2001 from 7.8% in 2000.

     Income from operations for the three months ended March 31, 2001 and 2000 was $7.4 million and $4.8 million, respectively, representing an increase of $2.6 million, or 54.2%, in 2001. The 2001 figure reflects an increase in operating margins associated with the Company’s core physician services business. As a percentage of total revenues, income from operations increased to 17.6% in 2001 from 15.7% in 2000, primarily due to the increase in revenue realization per case in combination with the Company’s streamlining efforts referred to above.

     Other income (expense), net for the three months ended March 31, 2001 and 2000 was $(336,000) and $93,000, respectively, representing a decrease of $429,000 in 2001. The decrease was primarily due to increased interest expense associated with additional capital lease obligations, in conjunction with a reduction in the amount of interest bearing securities on hand.

     The tax provision for the three months ended March 31, 2001 of approximately $3.0 million reflects federal, state and local income tax expense. The effective tax rate for 2001 and 2000 remained consistent at 43.0%.

     Net income for the three months ended March 31, 2001 and 2000 was $4.0 million and $2.8 million, respectively, representing an increase of $1.2 million, or 42.9%, in 2001. As a percentage of total revenues, net income increased to 9.5% in 2001 from 9.2% in 2000.

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

     The Company’s cash and cash equivalent balances at March 31, 2001 and December 31, 2000 were $8.6 million and $13.5 million, respectively, representing a decrease of $4.9 million in 2001. The Company also had approximately $15.5 million in marketable securities at March 31, 2001, representing a $2.5 million decrease from the $18.0 million at December 31, 2000. The net decrease in cash and cash equivalents and marketable securities in the first quarter was primarily due to $6.3 million in capital expenditures and capital lease payments, $2.3 million in payments of acquisition related notes and a $1.4 million investment in GeneBank™ intangible assets. The decrease was offset by cash provided by operations of $1.9 million, for the three months ended March 31, 2001. This was driven by earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of approximately $10.8 million, partially offset by increases in accounts receivable, net of allowance for bad debt of $7.2 million. The increase in net accounts receivable was due primarily to rapid sales growth. The continuing product mix shift towards lymphoma/leukemia cases, which carry a higher revenue realization per case, also contributed to the increase.

     During 2001, the Company incurred approximately $3.0 million in capital expenditures associated with the expansion of its laboratory and office facilities. The Company received $600,000 from the issuance of common stock upon the exercise of Company stock options and warrants.

     The Company has a line of credit for an aggregate principal amount of $15.0 million with Fleet Bank. Borrowing under the line bears interest at LIBOR plus 2.0%. As of March 31, 2001, the Company had $3.0 million outstanding under this line. The Company has lines of credit for financing equipment, leasehold improvements and computer hardware and software. In July 1999, the Company established a $6.0 million credit line with Newcourt Financial (currently “CIT Group”) with lease terms that are based on 48 monthly payments at a rate equal to .35% above yield on four-year treasury notes. As of March 31, 2001, the Company had fully drawn against this line. In September 1999, the Company established a $6.0 million credit line with Fleet Bank with lease terms based on 48 monthly payments at a rate equal to .20% above the yield on four-year treasury notes. As of March 31, 2001, approximately $1.0 million was drawn against this line. In December 1999, the Company established a $6.2 million credit line with First American Bankcorp, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. The line of credit was subsequently increased to $21.2 million in March 2001, under the same lease terms. As of March 31, 2001, approximately $16.0 million was drawn against this line. In April 2000, the Company established an $875,000 credit line with Dynamics Commercial Funding Corp. with lease terms of 36 months and a rate equal to the yield on three-year treasury notes. As of March 31, 2001, the Company had fully drawn against this line. In June 2000, the Company established an additional $4.0 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of March 31, 2001, the Company had fully drawn against this line. In November 2000, the Company established an additional $2.0 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of March 31, 2001, approximately $1.4 million was drawn against this line. In April 2000, the Company established a $3.0 million credit line with First Sierra Financial, Inc. (currently “Popular Bank”) with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of March 31, 2001, the Company had fully drawn against this line. In September 2000, the Company established an additional $6.0 million credit line with First Sierra Financial, Inc (currently “Popular Bank”) with the lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of March 31, 2001, approximately $3.4 million was drawn against this line. In July 2000, the Company established a $5.0 million credit line with Advanced Capital Resources Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of March 31, 2001, approximately $2.4 was drawn against this line. In November 2000, the Company established a $3.0 million credit line with Trimarc Financial Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of March 31, 2001, the Company had fully drawn against this line. In January 2001, the Company established a $2 million credit line with IFC Credit Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of March 31, 2001, approximately $525,000 was drawn against this line.

The Company’s growth strategy is anticipated to be financed through its current cash resources and existing third-party credit facilities. The Company believes the combination of these sources will be sufficient to fund its operations and satisfy the Company’s cash requirements for the next 12 months and the foreseeable future. There may be circumstances, however, that would accelerate the Company’s use of cash resources. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company. See “Forward-Looking Statements”.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements”).

The Company’s holdings of financial instruments are comprised of U.S. corporate debt, U.S. government debt and commercial paper. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company’s debt security portfolio represents funds held temporarily pending use in our business and operations. The Company manages these funds accordingly. The Company seeks reasonable assurance of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. The Company’s market risk exposure consists principally of exposure to changes in interest rates. The Company’s holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter-end of the maturity spectrum, and at March 31, 2001, more than 70% of the Company’s holdings were in instruments maturing in two years or less and more than 43% of such holdings matured in one year or less.

PART II. Other Information

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

(b)	Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001	IMPATH INC. —————————————— (Registrant)

Dated: May 15, 2001	By: / s / ANU D. SAAD —————————————— Anu D. Saad, Ph.D. Chief Executive Officer

Dated: May 15, 2001	/ s / DAVID J. CAMMARATA —————————————— David J. Cammarata Chief Financial Officer and Principal Accounting Officer

(INDEX TO EXHIBITS)

Exhibit Number	Description	Page
10.22	Letter Agreement dated January 9, 2001 between Richard C. Rosenzweig and IMPATH Inc.	18

10.23	Letter Agreement dated October 1, 1999 between James B. Douglass and IMPATH Inc.	19