Form 10-Q
period 2001-06-30
IMPATH INC
filed 2001-08-01
CIK 1003114

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001 OR

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

Yes X No ___

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JUNE 30, 2001
Common Stock, par value	16,019,223
$.005 per share

Index

IMPATH Inc. and Subsidiaries

2

Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

IMPATH Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 9,556,114	$ 13,488,731
Marketable securities, at market value	12,357,875	17,991,191
Accounts receivable, net of allowance for doubtful accounts	61,894,673	50,744,554
Prepaid expenses	1,087,605	759,151
Deferred tax assets	4,267,831	4,267,831
Other current assets	10,768,050	9,145,318

Total current assets	99,932,148	96,396,776

Fixed assets, less accumulated depreciation and amortization	73,737,797	61,062,211
Deposits and other assets	633,152	522,801
Intangible assets, net of accumulated amortization	39,784,377	38,791,628

Total assets	$ 214,087,474	$ 196,773,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$ 12,339,408	$ 10,171,471
Current portion of notes payable	266,665	2,512,164
Short term borrowings	5,500,000	3,000,000
Accounts payable	4,286,194	3,397,666
Deferred revenue	2,305,270	2,158,989
Income taxes payable	6,277,767	4,998,264
Accrued expenses & other current liabilities	3,958,270	3,873,610

Total current liabilities	34,933,574	30,112,164

Capital lease obligations, net of current portion	27,732,801	24,788,612
Deferred tax liabilities	2,803,271	2,803,271

Stockholders’ equity:
Common stock	91,144	90,005
Common stock to be issued	50,000	595,000
Additional paid-in capital	135,193,144	133,633,347
Retained earnings	41,572,617	33,235,013
Accumulated other comprehensive (loss)	(412,464)	(153,157)

	176,494,441	167,400,208
Less:
Cost of 2,209,476 and 2,209,476 shares of common stock
held in treasury in 2001 and 2000, respectively	(26,750,281)	(26,750,281)
Deferred compensation	(1,126,332)	(1,580,558)

Total stockholders’ equity	148,617,828	139,069,369

Total liabilities and stockholders’ equity	$ 214,087,474	$ 196,773,416

See accompanying notes to consolidated financial statements. 3

IMPATH INC. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
Revenues:
Net Physicians Services	$ 42,420,401	$ 30,309,319	$ 80,424,754	$ 57,745,194
IMPATH Predictive Oncology	3,478,684	2,047,004	6,490,530	3,992,013
Information Services	1,175,383	1,007,695	2,295,190	2,189,643

	47,074,468	33,364,018	89,210,474	63,926,850

Operating expenses:
Salaries and related costs	16,225,400	12,834,812	31,180,042	24,947,208
Selling, general and administrative	19,048,316	12,374,299	35,400,546	23,641,510
Depreciation and amortization	3,824,402	2,549,108	7,244,270	4,924,186

Total operating expenses	39,098,118	27,758,219	73,824,858	53,512,904

Income from operations	7,976,350	5,605,799	15,385,616	10,413,946

Interest income	322,361	480,215	917,954	954,334
Interest expense	(744,505)	(702,454)	(1,675,718)	(1,083,651)

Other income (expense), net	(422,144)	(222,239)	(757,764)	(129,317)

Income before income tax expense	7,554,206	5,383,560	14,627,852	10,284,629

Income tax expense	(3,248,940)	(2,314,931)	(6,290,248)	(4,395,168)

Net income	$ 4,305,266	$ 3,068,629	$ 8,337,604	$ 5,889,461

Earnings per share:
Basic:
Net income per common share	$ 0.27	$ 0.20	$ 0.52	$ 0.38

Weighted average common shares outstanding	15,973,000	15,466,000	15,933,000	15,422,000

Diluted:
Net income per common share-assuming dilution	$ 0.26	$ 0.19	$ 0.50	$ 0.37

Weighted average common and common
equivalent shares outstanding-assuming dilution	16,680,000	16,208,000	16,698,000	16,008,000

See accompanying notes to consolidated financial statements. 4

IMPATH Inc. and Subsidiaries Consolidated Statement of Stockholders’Equity Six Months Ended June 30, 2001 (Unaudited)

	Common Stock		Common Stock to	Additional Paid-in Capital	Retained	Accumulated Other Comprehensive	Treasury	Deferred
	Shares	Amount	be Issued	(deficiency)	Earnings	(Loss)	Stock	compensation	Total
Balance at December 31, 2000	18,000,899	$90,005	$595,000	$133,633,347	$33,235,013	($ 153,157)	($ 26,750,281)	($ 1,580,558)	$ 139,069,369
Common shares issued upon
exercise of stock options	187,800	939		1,014,997					1,015,936
Issuance of common shares	40,000	200	(545,000)	544,800					—
Change in deferred
compensation								454,226	454,226
Comprehensive income:
Change in unrealized net
depreciation of securities						(259,307)			(259,307)
Net income for the period
ended June 30, 2001					8,337,604				8,337,604

Total comprehensive income									8,078,297

Balance at June 30, 2001	18,228,699	$91,144	$50,000	$135,193,144	$41,572,617	($ 412,464)	($ 26,750,281)	($ 1,126,332)	$ 148,617,828

See accompanying notes to consolidated financial statements 5

IMPATH Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2001	2000

Cash flows from operating activities:
Net income	$ 8,337,604	$ 5,889,461
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	7,244,270	4,924,186
Provision for uncollectible accounts receivable	14,835,115	8,684,792
Non-cash compensation	454,226	178,963
Changes in assets and liabilities:
(Increase) in accounts receivable	(25,985,234)	(17,423,903)
(Increase) in prepaid expenses and current assets	(1,951,186)	(3,649,494)
(Increase) in deposits and other assets	(110,351)	(273,313)
Increase in accounts payable and accrued expenses	973,188	62,508
Increase in income taxes payable	1,279,503	2,272,898
Increase/(decrease) in deferred revenues	146,281	(109,543)

Total adjustments	(3,114,188)	(5,332,906)

Net cash provided by operating activities	5,223,416	556,555

Cash flows from investing activities:
Purchases of marketable securities	(18,978,841)	(1,656,697)
Sales/maturities of marketable securities	24,352,850	7,239,574
Acquisitions of marketable securities	—	(316,375)
Purchase of intangible assets	(2,313,844)	—
Capital expenditures	(6,679,783)	(2,552,826)

Net cash (used in) provided by investing activities	(3,619,618)	2,713,676

Cash flows from financing activities:
Issuance of common stock from exercise of shares and warrants	1,015,936	1,686,636
Repurchase of common stock	—	(3,399,814)
Payments of capital lease obligations	(6,540,558)	(2,999,787)
Proceeds from capital leases	—	1,653,234
Proceeds from bank loans	2,500,000	3,000,000
Payments of notes payable	(2,511,793)	(201,461)

Net cash (used in) financing activities	(5,536,415)	(261,192)

Net (decrease) in cash and cash equivalents	(3,932,617)	(3,009,039)
Cash and cash equivalents at beginning of period	13,488,731	5,321,916

Cash and cash equivalents at end of period	$ 9,556,114	$ 8,330,955

See accompanying notes to consolidated financial statements. 6

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

Comprehensive Net Income:

Comprehensive net income is equal to the net income reported adjusted for the unrealized net depreciation of marketable securities, net of related deferred taxes. Comprehensive net income for the three months ended June 30, 2001 and 2000 was $4,023,344 and $3,128,954, respectively. Comprehensive net income for the six months ended June 30, 2001 and 2000 was $8,078,297 and $5,964,365, respectively.

Investments:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, the Company’s investments (consisting primarily of government and corporate fixed income securities) were classified as available for sale. As a result, the unrealized depreciation is recorded as a separate component of stockholders’ equity, net of related deferred taxes. At June 30, 2001, approximately $4,646,383 of securities with original maturities of three months or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in current assets.

Accounts Receivable, Net of Allowance for Doubtful Accounts:

In accordance with Generally Accepted Accounting Principles (“GAAP”) and consistent with healthcare industry practices, IMPATH presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of June 30, 2001 and December 31, 2000:

	June 30, 2001	December 31, 2000
Gross accounts receivable	$ 119,176,796	$ 96,941,385
Allowance for doubtful accounts	(17,650,988)	(13,384,151)
Contractual allowance reserve	(39,631,135)	(32,812,680)

	$ 61,894,673	$ 50,744,554

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

Six Months Ended ($ in Thousands)	Total IMPATH Inc.	Physician Services	IMPATH Predictive OncologyTM	Information Services

2001
Revenue	89,210	80,425	6,490	2,295
Operating income (loss)	15,386	16,105	206	(925)
Depreciation and
Amortization	7,244	6,046	632	566

2000
Revenue	63,927	57,745	3,992	2,190
Operating income (loss)	10,414	11,780	(607)	(759)
Depreciation and
Amortization	4,924	4,337	275	312

Intangible Asset:

The Company has designed and is developing GenebankTM as a large repository of tissues, clinical data, treatment history and outcomes analyses from cancer patients to facilitate genomic (gene-based) and proteomic (protein-based) discovery initiatives. The Company anticipates that the GenebankTM infrastructure will make it possible to collect tumor specimens and outcomes data on 40,000 to 50,000 patients over the next several years. Genebank TM has been classified as an intangible asset and has capitalized costs of $2,313,844 million as of June 30, 2001. Genebank TM is being amortized using the straight line method over its estimated useful life of seven years.

Recently Issued Accounting Standards:

a)	In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require, upon adoption of Statement 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $22.6 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1,785,914 and $911,967 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

b)	In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activitieswas issued and, as amended, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts and requires derivatives to be recognized as assets and liabilities and be recorded at fair value. The Company is currently not party to any derivative instruments. Any future transactions involving derivative instruments will be evaluated based on SFAS No. 133.

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

In addition, from time to time, the Company is involved in various other legal actions in the normal course of business, some of which seek monetary damages. While the Company cannot predict with absolute certainty the outcome of any of the proceedings in which it is involved, the Company believes any ultimate liability associated with these contingencies would not have a material adverse effect on the Company’s consolidated financial position or results of operations. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements”).

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

Forward-Looking Statements

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

Three Months Ended June 30, 2001
Compared with Three Months Ended June 30, 2000

The Company’s total revenues for the three months ended June 30, 2001 and 2000 were $47.1 million and $33.4 million, respectively, representing an increase of $13.7 million, or 41.0%, in 2001. This growth was primarily attributable to a 15.7% increase in case volume, resulting from increased sales and marketing activities, as well as a 20.9% increase in revenue realization per case due to continuing product mix changes toward lymphoma/leukemia cases, which entail more analyses, as well as an increase in the number of technologies applied in analyzing lymphoma/leukemia and breast cancer cases. In addition, IMPATH Predictive OncologyTM (“IPO”) revenues increased 75.0% to $3.5 million this quarter up from $2.0 million in the year ago quarter primarily driven by increases in the numbers of projects and the scopes of projects with biopharmaceutical and genomics companies.

Salaries and related costs for the three months ended June 30, 2001 and 2000 were $16.2 million and $12.8 million, respectively, representing an increase of $3.4 million, or 26.6%, in 2001. This increase was the result of increased personnel due to rapid case volume growth and the shift to more complex cases, and labor costs associated with the IPO division’s expansion. Salaries and related costs, as a percentage of total revenues, decreased to 34.4% in 2001 from 38.3% in 2000. This decrease was facilitated by the Company’s successful expansion strategy resulting in streamlining of operational and administrative duties combined with a higher revenue realization per case.

Selling, general and administrative expenses for the three months ended June 30, 2001 and 2000 were $19.0 million and $12.4 million, respectively, representing an increase of $6.6 million, or 53.2%, in 2001. The largest component of this increase was $3.4 million of incremental bad debt expense associated with higher revenues as well as the inherent risk of potential billing and collection delays incurred in connection with the Company’s billing system optimization efforts. The Company also incurred an additional $3.2 million in incremental laboratory supply, courier, travel and other administrative expenses due to rapid case volume growth, infrastructure expansion and sales and marketing activities. Selling, general and administrative expenses, as a percentage of revenues, increased to 40.3 % in 2001 from 37.1% in 2000, primarily due to the increase in bad debt expenses.

Depreciation and amortization expense for the three months ended June 30, 2001 and 2000 was $3.8 million and $2.5 million, respectively, representing an increase of $1.3 million, or 52.0%, in 2001. This increase was primarily due to $412,000 in depreciation expense associated with the Company’s clinical and billing systems, and an additional $741,000 in depreciation expense for furniture, equipment, and leasehold improvements associated with the expansion of the Company’s East and West Coast facilities. Due to the expansion of the Company’s East and West Coast facilities, depreciation and amortization expense as a percentage of net revenues increased to 8.1% in 2001 from 7.5% in 2000.

Income from operations for the three months ended June 30, 2001 and 2000 was $8.0 million and $5.6 million, respectively, representing an increase of $2.4 million, or 42.9%, in 2001. The 2001 figure reflects an increase in operating margins associated with the Company’s core physician services business. As a percentage of total revenues, income from operations increased to 17.0% in 2001 from 16.8% in 2000, primarily due to the increase in revenue realization per case and the Company’s streamlining efforts referred to above.

Other expense, net for the three months ended June 30, 2001 and 2000 was $(422,000) and $(222,000), respectively, representing an increase of $200,000 in 2001. The increase was primarily due to increased interest expense associated with additional capital lease obligations, in conjunction with a reduction in the amount of interest bearing securities on hand.

The tax provision for the three months ended June 30, 2001 of approximately $3.2 million reflects federal, state and local income tax expense. The effective tax rate for 2001 and 2000 remained consistent at 43.0%.

Net income for the three months ended June 30, 2001 and 2000 was $4.3 million and $3.1 million, respectively, representing an increase of $1.2 million, or 38.7%, in 2001. As a result of the increase in net non-operating expense referred to above, net income as a percentage of total revenues decreased to 9.1% in 2001 from 9.3% in 2000.

Six Months Ended June 30, 2001
Compared with Six Months Ended June 30, 2000

The Company’s total revenues for the six months ended June 30, 2001 and 2000 were $89.2 million and $63.9 million, respectively, representing an increase of $25.3 million, or 39.6%, in 2001. This growth was primarily attributable to a 13.2% increase in case volume, resulting from increased sales and marketing activities, as well as a 23.3% increase in revenue realization per case due to continuing product mix changes toward lymphoma/leukemia cases, which entail more analyses, as well as an increase in the number of technologies applied in analyzing lymphoma/leukemia and breast cancer cases. In addition, IMPATH Predictive OncologyTM (“IPO”) revenues increased 62.5% to $6.5 million from $4.0 million in the year ago period primarily driven by increases in the numbers of projects and the scopes of projects with biopharmaceutical and genomics companies.

Salaries and related costs for the six months ended June 30, 2001 and 2000 were $31.2 million and $24.9 million, respectively, representing an increase of $6.3 million, or 25.3%, in 2001. This increase was the result of increased personnel due to rapid case volume growth and the shift to more complex cases, and labor costs associated with the IPO division’s expansion. Salaries and related costs, as a percentage of total revenues, decreased to 35.0% in 2001 from 39.0% in 2000. This decrease was facilitated by the Company’s successful expansion strategy resulting in streamlining of operational and administrative duties combined with a higher revenue realization per case.

Selling, general and administrative expenses for the six months ended June 30, 2001 and 2000 were $35.4 million and $23.6 million, respectively, representing an increase of $11.8 million, or 50.0%, in 2001. The largest component of this increase was $6.1 million of incremental bad debt expense associated with higher revenues as well as the inherent risk of potential billing and collection delays incurred in connection with the Company’s billing system optimization efforts. The Company also incurred an additional $4.8 million in incremental laboratory supplies, courier costs, travel and other administrative expenses due to rapid case volume growth, facilities expansion, as well as sales and marketing activities. An additional $880,000 was incurred in connection with building infrastructure to support increasing demand for the Company’s IPO division. Selling, general and administrative expenses, as a percentage of revenues, increased to 39.7% in 2001 from 36.9% in 2000, primarily due to increases in bad debt expenses.

Depreciation and amortization expense for the six months ended June 30, 2001 and 2000 was $7.2 million and $4.9 million, respectively, representing an increase of $2.3 million, or 46.9%, in 2001. This increase was primarily due to $828,000 in depreciation expense associated with the Company’s clinical and billing systems, and an additional $1.3 million in depreciation expense for furniture, equipment, and leasehold improvements associated with the expansion of the Company’s East and West Coast facilities. Due to the expansion of the Company’s East and West Coast facilities, depreciation and amortization expense as a percentage of net revenues increased to 8.1% in 2001 from 7.7% in 2000.

Income from operations for the six months ended June 30, 2001 and 2000 was $15.4 million and $10.4 million, respectively, representing an increase of $5.0 million, or 48.1%, in 2001. The 2001 figure reflects an increase in operating margins associated with the Company’s core physician services business. As a percentage of total revenues, income from operations increased to 17.3% in 2001 from 16.3% in 2000, primarily due to the increase in revenue realization per case and the Company’s streamlining efforts referred to above.

Other income (expense), net for the six months ended June 30, 2001 and 2000 was $(758,000) and $(129,000), respectively, representing a decrease of $629,000 in 2001. The decrease was primarily due to increased interest expense associated with additional capital lease obligations, in conjunction with a reduction in the amount of interest bearing securities on hand.

The tax provision for the six months ended June 30, 2001 of approximately $6.3 million reflects federal, state and local income tax expense. The effective tax rate for 2001 and 2000 remained consistent at 43.0%.

Net income for the six months ended June 30, 2001 and 2000 was $8.3 million and $5.9 million, respectively, representing an increase of $2.4 million, or 40.7%, in 2001. As a percentage of total revenues, net income increased to 9.3% in 2001 from 9.2% in 2000.

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

The Company’s cash and cash equivalent balances at June 30, 2001 and December 31, 2000 were $9.6 million and $13.5 million, respectively, representing a decrease of $3.9 million in 2001. The Company also had approximately $12.4 million in marketable securities at June 30, 2001, representing a $5.6 million decrease from the $18.0 million at December 31, 2000. The net decrease in cash and cash equivalents and marketable securities for the six month period was primarily due to $13.1 million in capital expenditures and related lease obligation payments, $2.5 million in acquisition related note payments, and a $2.3 million investment in GeneBankTM. The decrease was offset by cash provided by operations of $5.2 million, as well as proceeds from loans of $2.5 million for the six months ended June 30, 2001. The cash provided by operations was driven by operating income of approximately $15.4 million, partially offset by increases in accounts receivable, net of allowance for bad debt of $11.2 million. The increase in net accounts receivable was due to case volume growth and a continuing product mix shift towards lymphoma/leukemia cases, which carry a higher revenue realization per case. Cash provided by operations was also driven by a $2.3 million increase in payables.

During 2001, the Company received approximately $1 million from the issuance of common stock upon the exercise of Company stock options and warrants.

The Company has entered into a $50.0 Million Senior Secured Credit Facility consisting of a five year commitment for a $25 million revolving credit line and a $25 million 364-day facility intended for acquisitions. The new credit facility syndicated by Fleet National Bank, which will also act as Agent for the lenders, replaces the Company’s previous $15 million unsecured line of credit that expired June 28, 2001. The line bears interest at LIBOR plus 1.25%. As of June 30, 2001, the Company had $5.5 million outstanding under this line.

The Company has lines of credit for financing equipment, leasehold improvements and computer hardware and software. In July 1999, the Company established a $6.0 million credit line with Newcourt Financial (currently “CIT Group”) with lease terms that are based on 48 monthly payments at a rate equal to .35% above yield on four-year treasury notes. As of June 30, 2001, the Company had fully drawn against this line. In September 1999, the Company established a $6.0 million credit line with Fleet Bank with lease terms based on 48 monthly payments at a rate equal to .20% above the yield on four-year treasury notes. As of June 30, 2001, approximately $1.0 million was drawn against this line. In December 1999, the Company established a $6.2 million credit line with First American Bankcorp, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. The line of credit was subsequently increased to $21.2 million in March 2001, under the same lease terms. As of June 30, 2001, approximately $17.4 million was drawn against this line. In April 2000, the Company established an $875,000 credit line with Dynamics Commercial Funding Corp. with lease terms of 36 months and a rate equal to the yield on three-year treasury notes. As of June 30, 2001, the Company had fully drawn against this line. In June 2000, the Company established an additional $4.0 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2001, the Company had fully drawn against this line. In November 2000, the Company established an additional $2.0 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2001, approximately $1.7 million was drawn against this line. In April 2000, the Company established a $3.0 million credit line with First Sierra Financial, Inc. (currently “Popular Bank”) with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2001, the Company had fully drawn against this line. In September 2000, the Company established an additional $6.0 million credit line with First Sierra Financial, Inc. (currently “Popular Bank”) with the lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2001, approximately $4.4 million was drawn against this line. In July 2000, the

Company established a $5.0 million credit line with Advanced Capital Resources Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2001, approximately $4.2 was drawn against this line. In November 2000, the Company established a $3.0 million credit line with Trimarc Financial Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2001, the Company had fully drawn against this line. In April 2001, the Company established an additional $900,000 credit line with Trimarc Financial Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2001 approximately $325,000 was drawn against this line. In January 2001, the Company established a $2 million credit line with IFC Credit Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2001, approximately $525,000 was drawn against this line.

The Company’s growth strategy is anticipated to be financed through its current cash resources and existing third-party credit facilities. The Company believes the combination of these sources will be sufficient to fund its operations and satisfy the Company’s cash requirements for the next 12 months and the foreseeable future. There may be circumstances, however, that would accelerate the Company’s use of cash resources. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company. See “Forward-Looking Statements”

Impact of Inflation and Changing Prices

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described. . (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements”).

The Company’s holdings of financial instruments are comprised of U.S. corporate debt, U.S. government debt and commercial paper. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company’s debt security portfolio represents funds held temporarily pending use in our business and operations. The Company manages these funds accordingly. The Company seeks reasonable assurance of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. The Company’s market risk exposure consists principally of exposure to changes in interest rates. The Company’s holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter-end of the maturity spectrum, and at June 30, 2001, more than 46% of the Company’s holdings were in instruments maturing in two years or less and more than 44% of such holdings matured in one year or less.

PART II. Other Information

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

There are no exhibits required to be filed as part of this Quarterly Report on Form 10-Q

(b)	Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 1, 2001	IMPATH INC. —————————————— (Registrant)

Dated: August 1, 2001	By: /s/ ANU D. SAAD —————————————— Anu D. Saad, Ph.D. Chief Executive Officer

Dated: August 1, 2001	By: /s/ DAVID J. CAMMARATA —————————————— David J. Cammarata Chief Financial Officer and Principal Accounting Officer

