Form 10-Q
period 2001-09-30
IMPATH INC
filed 2001-11-14
CIK 1003114

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2001 OR
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

Yes   [X]      No   [_]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS Common Stock, par value $ .005 per share	OUTSTANDING AT SEPTEMBER 30, 2001 16,080,586

Index

IMPATH Inc. and Subsidiaries

2

Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

IMPATH Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 10,294,137	$ 13,488,731
Marketable securities, at market value	21,529,113	17,991,191
Accounts receivable, net of allowance for doubtful accounts	61,945,593	50,744,554
Prepaid expenses	1,241,131	759,151
Deferred tax assets	4,267,831	4,267,831
Other current assets	12,181,901	9,145,318

Total current assets	111,459,706	96,396,776
Fixed assets, less accumulated depreciation and amortization	78,349,414	61,062,211
Deposits and other assets	630,485	522,801
Intangible assets, net of accumulated amortization	42,938,873	38,791,628

Total assets	$ 233,378,478	$ 196,773,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$ 12,520,712	$ 10,171,471
Current portion of notes payable	—	2,512,164
Short term borrowings	3,000,000	3,000,000
Accounts payable	4,125,693	3,397,666
Deferred revenue	1,973,653	2,158,989
Income taxes payable	4,284,427	4,998,264
Accrued expenses & other current liabilities	13,471,989	3,873,610

Total current liabilities	39,376,474	30,112,164

Capital lease obligations, net of current portion	27,676,072	24,788,612
Long term note payable, net of current portion	16,000,000	—
Deferred tax liabilities	2,803,271	2,803,271

Stockholders’ equity:
Common stock	91,451	90,005
Common stock to be issued	—	595,000
Additional paid-in capital	135,829,702	133,633,347
Retained earnings	39,414,442	33,235,013
Accumulated other comprehensive income/(loss)	5,978	(153,157)

	175,341,573	167,400,208
Less:
Cost of 2,209,476 shares of common stock
held in treasury in 2001 and 2000	(26,750,281)	(26,750,281)
Deferred compensation	(1,068,631)	(1,580,558)

Total stockholders’ equity	147,522,661	139,069,369

Total liabilities and stockholders’ equity	$ 233,378,478	$ 196,773,416

See accompanying notes to consolidated financial statements. 3

IMPATH INC. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Revenues:
Net Physicians Services	$ 43,187,982	$ 31,596,249	$ 123,612,735	$ 89,341,443
IMPATH Predictive Oncology	4,050,188	2,692,470	10,540,718	6,684,483
Information Services	1,187,410	1,116,797	3,482,600	3,306,440

	48,425,580	35,405,516	137,636,053	99,332,366

Operating expenses:
Salaries and related costs	17,642,901	13,131,619	48,822,941	38,078,827
Selling, general and administrative	29,964,716	13,461,933	65,364,630	37,103,443
Depreciation and amortization	4,119,202	2,731,880	11,363,473	7,656,066

Total operating expenses	51,726,819	29,325,432	125,551,044	82,838,336

(Loss)/income from operations	(3,301,239)	6,080,084	12,085,009	16,494,030

Interest income	555,086	473,823	1,471,627	1,428,157
Interest expense	(1,041,222)	(754,301)	(2,715,526)	(1,837,952)

Other expense, net	(486,136)	(280,478)	(1,243,899)	(409,795)

(Loss)/income before income tax expense	(3,787,375)	5,799,606	10,841,110	16,084,235

Income tax benefit/(expense)	1,628,567	(2,493,831)	(4,661,681)	(6,888,999)

Net (loss)/income	$(2,158,808)	$ 3,305,775	$ 6,179,429	$ 9,195,236

Earnings per share:
Basic:
Net (loss)/income per common share	$ (0.13)	$ 0.21	$ 0.39	$ 0.59

Weighted average common shares outstanding	16,054,000	15,607,000	15,974,000	15,481,000

Diluted:
Net (loss)/income per common share-assuming dilution	$ (0.13)	$ 0.20	$ 0.37	$ 0.57

Weighted average common and common
equivalent shares outstanding-assuming dilution	16,054,000	16,499,000	16,703,000	16,169,000

See accompanying notes to consolidated financial statements. 4

IMPATH Inc. and Subsidiaries Consolidated Statement of Stockholders’Equity Nine Months Ended September 30, 2001 (Unaudited)

	Common Stock		Common Stock to	Additional Paid-in Capital	Retained	Accumulated Other Comprehensive	Treasury	Deferred
	Shares	Amount	be Issued	(deficiency)	Earnings	Income/(Loss)	Stock	compensation	Total
Balance at December 31, 2000	18,000,899	$90,005	$ 595,000	$133,633,347	$33,235,013	($153,157)	($26,750,281)	($1,580,558)	$139,069,369

Common shares issued upon
exercise of stock options	248,000	1,240		1,601,561					1,602,801

Issuance of common shares	41,163	206	(595,000)	594,794					—

Change in deferred
compensation								511,927	511,927
Comprehensive income:
Change in unrealized
net appreciation of securities						159,135			159,135
Net income for the period
ended September 30, 2001					6,179,429				6,179,429

Total comprehensive income									6,338,564

Balance at September 30, 2001	18,290,062	$91,451	—	$135,829,702	$39,414,442	5,978	($26,750,281)	($ 1,068,631)	$147,522,661

See accompanying notes to consolidated financial statements 5

IMPATH Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$ 6,179,429	$ 9,195,236
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	11,363,473	7,656,066
Provision for uncollectible accounts receivable	23,114,897	14,590,779
Non-cash compensation	511,927	498,046
Changes in assets and liabilities:
(Increase) in accounts receivable	(34,315,936)	(25,663,081)
(Increase) in prepaid expenses and current assets	(3,518,563)	(4,199,284)
(Increase) in deposits and other assets	(107,684)	(325,928)
Increase in accounts payable and accrued expenses	10,326,406	136,964
(Decrease)/increase in income taxes payable	(713,837)	3,628,757
(Decrease) in deferred revenues	(185,336)	(18,478)

Total adjustments	6,475,347	(3,696,159)

Net cash provided by operating activities	12,654,776	5,499,077
Cash flows from investing activities:
Purchases of marketable securities	(31,105,357)	(2,164,289)
Sales/maturities of marketable securities	27,726,570	8,084,529
Acquisitions of businesses	(2,783,171)	(316,375)
Purchase of intangible assets	(3,563,844)	—
Capital expenditures	(10,110,717)	(5,390,557)

Net cash (used in) provided by investing activities	(19,836,519)	213,308

Cash flows from financing activities:
Issuance of common stock from exercise of options and warrants	1,602,801	2,606,501
Repurchase of common stock	—	(3,399,814)
Payments of capital lease obligations	(10,836,823)	(5,395,787)
Proceeds from capital leases	—	1,653,234
Proceeds from bank loans	16,000,000	3,000,000
Payments of notes payable	(2,778,829)	(1,433,975)

Net cash provided by (used in) financing activities	3,987,149	(2,969,841)

Net (decrease)/increase in cash and cash equivalents	(3,194,594)	2,742,544
Cash and cash equivalents at beginning of period	13,488,731	5,321,916

Cash and cash equivalents at end of period	$ 10,294,137	$ 8,064,460

See accompanying notes to consolidated financial statements. 6

IMPATH Inc.

Notes to Consolidated Financial Statements
(unaudited)

General:

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.

In the opinion of IMPATH Inc. (the “Company” or “IMPATH”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the financial information for all periods presented. Results for the interim periods are not necessarily indicative of the results for an entire year and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Net Income Per Share:

Net income per share, basic is based on the weighted average number of shares of common stock outstanding and includes shares to be issued from the date the commitment to issue was consummated. Diluted earnings per share is based on the weighted average number of shares of common stock, shares to be issued and common equivalent shares outstanding. Common equivalent shares from stock options and warrants are included in the computation assuming the related options and warrants had been exercised to the extent their effect is dilutive. Net loss per diluted share for the three-months ended September 30, 2001 does not include common equivalent shares as they are anti-dilutive.

Comprehensive Net Income:

Comprehensive net income is equal to the net income (loss) reported adjusted for the unrealized net appreciation of marketable securities, net of related deferred taxes. Comprehensive net income (loss) for the three months ended September 30, 2001 and 2000 was $(1,740,366) and $3,508,707, respectively. Comprehensive net income for the nine months ended September 30, 2001 and 2000 was $6,338,564 and $9,473,072, respectively.

Investments:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, the Company’s investments (consisting primarily of government and corporate fixed income securities) were classified as available for sale. As a result, the unrealized appreciation is recorded as a separate component of stockholders’ equity, net of related deferred taxes. At September 30, 2001, approximately $4,371,135 of securities with original maturities of three months or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in marketable securities.

Accounts Receivable, Net of Allowance for Doubtful Accounts:

In accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) and consistent with healthcare industry practices, IMPATH presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of September 30, 2001 and December 31, 2000:

	September 30, 2001	December 31, 2000
Gross accounts receivable	$ 120,248,108	$ 96,941,385
Allowance for doubtful accounts	(17,945,845)	(13,384,151)
Contractual allowance reserve	(40,356,670)	(32,812,680)

	$ 61,945,593	$ 50,744,554

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

Nine Months Ended ($ in Thousands)	Total IMPATH Inc.	Physician Services	IMPATH Predictive Oncology™	Information Services

2001
Revenue	$ 137,636	$ 123,613	$ 10,541	$ 3,482
Operating income (loss)	$ 12,085	$ 13,313	$ 130	$ (1,358)
Depreciation and
Amortization	$ 11,363	$ 9,519	$ 987	$ 857

2000
Revenue	$ 99,332	$ 89,341	$ 6,685	$ 3,306
Operating income (loss)	$ 16,494	$ 18,309	$ (875)	$ (940)
Depreciation and
Amortization	$ 7,656	$ 6,661	$ 459	$ 536

Intangible Asset:

The Company has designed and is developing Genebank™ as a large repository of tissues, clinical data, treatment history and outcomes analyses from cancer patients to facilitate genomic (gene-based) and proteomic (protein-based) discovery initiatives. The Company anticipates that the Genebank™ infrastructure will make it possible to collect tumor specimens and outcomes data on 40,000 to 50,000 patients over the next several years. Genebank™ has been classified as an intangible asset and has capitalized costs of $3,563,844 million as of September 30, 2001. Genebank™ is being amortized using the straight line method over its estimated useful life of seven years.

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

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $23.7 million, all of which will be subject to the transition provisions of Statements 141 and 142. On August 31, 2001 the Company purchased certain assets of Innovative Clinical Solutions, Ltd (ICSL). The Company recorded goodwill of approximately $1.7 million related to the acquisition. In accordance with Statement 142, the amount of $1.7 million is not being amortized. Amortization expense related to goodwill was $1,785,914 and $1,375,481 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

b)	In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes SFAS 121 but retains its fundamental provisions for the (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS is required to be adopted beginning January 1, 2002. We have not determined the impact, if any, the adoption of SFAS 144 will have on our financial position or results of operation.

Recent Acquisitions

On August 31, 2001 the company purchased certain assets of Innovative Clinical Solutions, Ltd (ICSL), specifically, the ICSL oncology clinical studies (OCS) network of more than 20 sites across the country for $2,783,171. The Company recorded goodwill of approximately $1.7 million related to the acquisition and approximately $1 million related to customer lists. In accordance with Statement 142, the amount of $1.7 million will not be amortized. This transaction will allow IMPATH to expand its clinical trials network within IMPATH Predictive Oncology by making the company one of the largest oncology clinical trails networks in the United States.

Commitments and Contingencies:

As a provider of healthcare-related services, the Company is subject to extensive and frequently changing federal, state and local laws governing licensure, reimbursement, financial relationships, referrals, conduct of operations and other aspects of the Company’s business. In recent years, the federal government has expanded its investigative and enforcement activities relating to the billing of government programs, such as Medicare and Medicaid, by laboratories and other healthcare providers. In January 2000, the Company was notified that the U.S. Attorney’s Office for the Southern District of New York was investigating certain of the Company’s billing practices. In October 2001, the Company agreed to pay the government $9 million without any admission of wrongdoing and will receive a release of claims upon the execution of definitive documents. The Company has accrued this amount plus an estimate of certain legal costs in accordance with SFAS No. 5. The amounts are included in Selling, general and administrative expenses for the three and nine months ended September 30, 2001.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This Quarterly Report on Form 10-Q may contain statements that the Company believes are, or may be considered to be, “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as the Company “believes,” “expects,” “anticipates,” intends,” “plans,” “foresees” or other similar words or phrases. Similarly, statements that describe the Company’s projected growth and goals and its plans for expansion also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties, many of which are outside of management’s control, and which could cause the Company’s actual results to differ materially from those contemplated by the relevant forward-looking statement. Some of the most significant factors that could cause the actual results to differ materially from the forward-looking statement, alone or in combination, would be the failure to continue to successfully integrate the businesses acquired by the Company, (including the recently announced acquisition) unanticipated disagreements with the Company’s joint venture or other partners, unanticipated changes in the healthcare industry (as a result of cost containment measures, changes in governmental regulation, including reimbursement programs and patient confidentiality issues, or other factors), an inability to procure consented, well-characterized tissue specimens, the adverse effect of any legal proceedings involving the Company, an unanticipated failure in the commercialization of the Company’s biopharmaceutical products, or an unanticipated loss of business. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Three Months Ended September 30, 2001
Compared with Three Months Ended September 30, 2000

The Company’s total revenues for the three months ended September 30, 2001 and 2000 were $48.4 million and $35.4 million, respectively, representing an increase of $13.0 million, or 36.7%, in 2001. This growth was primarily attributable to a 14.0 % increase in case volume, resulting from increased sales and marketing activities, as well as a 20.0% increase in revenue realization per case due to continuing product mix changes toward the more complex lymphoma/leukemia cases, which entail more analyses, as well as an increase in the number of technologies applied in analyzing cases. In addition, IMPATH Predictive Oncology™ (“IPO”) revenues increased 51.9% to $4.1 million this quarter up from $2.7 million in the year ago quarter as a result of increases in the number and scope of projects.

Salaries and related costs for the three months ended September 30, 2001 and 2000 were $17.6 million and $13.1 million, respectively, representing an increase of $4.5 million, or 34.4%, in 2001. This increase was necessitated by rapid case volume growth, the continuing product shift toward more complex cases, as well as labor costs associated with the IPO division’s expansion. In addition, the Company reported one-time charges in the period of $650,000 in severance and related costs associated with the Company’s restructuring of its clinical trial business made pursuant to the ICSL acquisition and $400,000 for salaries paid to employees idled during the events of September 11th. Salaries and related costs, as a percentage of total revenues, decreased to 36.4% in 2001 from 37.0% in 2000. This decrease was facilitated by a higher revenue per case due to the Company’s continued success with growing its more complex lymphoma/leukemia cases.

Selling, general and administrative expenses for the three months ended September 30, 2001 and 2000 were $30.0 million and $13.5 million, respectively, representing an increase of $16.5 million, or 122.2%, in 2001. The increase is primarily due to the one-time charge of $9.7 million for the recently announced preliminary resolution with the government related to the Company’s billing practices and associated legal fees. Also, the Company incurred an increase of $2.4 million in bad debt expense primarily to account for the additional risk of potential billing and collection delays incurred in connection with the Company’s billing system optimization efforts. The Company also incurred an additional $3.7 million in laboratory supplies, courier, travel and other administrative expenses driven by rapid case volume growth, infrastructure expansion and sales and marketing activities. Selling, general and administrative expenses, as a percentage of revenues, increased to 62.0% in 2001 from 38.1% in 2000, due to the $9.7 million one-time charge discussed above, as well as the increase in bad debt expenses.

Depreciation and amortization expense for the three months ended September 30, 2001 and 2000 was $4.1 million and $2.7 million, respectively, representing an increase of $1.4 million, or 51.9%, in 2001. This increase was primarily due to $910,000 in depreciation expense for new furniture, office and lab equipment, as well as leasehold improvements incurred in connection with the expansion of the Company’s East and West Coast facilities. The Company also recorded $340,000 in depreciation expense for enhancements made to clinical and billing systems. Additionally, $107,000 in expense was recorded for the amortization of Genebank. As a percentage of total revenues, depreciation and amortization expense increased to 8.5% in 2001 from 7.6% in 2000 primarily due to the depreciation of the new Los Angeles facility which commenced operations in the fourth quarter of 2000 and the amortization of Genebank which began in 2001.

(Loss) income from operations for the three months ended September 30, 2001 and 2000 was $(3.3) million and $6.1 million, respectively, representing a decrease of $9.4 million, or (154.1)%, in 2001. The 2001 figure reflects one-time charges of $9.7 million for the recently announced preliminary resolution with the government, $650,000 associated with the Company’s restructuring of its clinical trial business, and $400,000 in salaries and related expenses for employees idled during the events of September 11th,. As a percentage of total revenues, (loss) income from operations decreased to (6.8)% in 2001 from 17.2% in 2000, due to the aforementioned one-time charges.

Other expense, net for the three months ended September 30, 2001 and 2000 was $(486,000) and $(280,000), respectively, representing an increase of $206,000 in 2001. The increase was due to increased interest expense associated with additional capital lease obligations, an increase in long-term borrowings and a reduction in the amount of interest bearing securities on hand.

The tax benefit for the three months ended September 30, 2001 of approximately $(1.6) million reflects federal, state and local income tax benefit. The effective tax rate for 2001 and 2000 remained consistent at 43.0%.

Net (loss) income for the three months ended September 30, 2001 and 2000 was $(2.2) million and $3.3 million, respectively, representing a decrease of $5.5 million, or (166.6)%, in 2001. As a result of the one time charges referred to above, net (loss) income as a percentage of total revenues decreased to (4.5)% in 2001 from 9.3% in 2000.

Nine Months Ended September 30, 2001
Compared with Nine Months Ended September 30, 2000

The Company’s total revenues for the nine months ended September 30, 2001 and 2000 were $137.6 million and $99.3 million, respectively, representing an increase of $38.3 million, or 38.6%, in 2001. This growth was primarily attributable to a 14.0% increase in case volume, resulting from increased sales and marketing activities, as well as a 22.0% increase in revenue realization per case due to continuing product mix changes toward lymphoma/leukemia cases, which entail more analyses, as well as an increase in the number of technologies applied in analyzing cases. In addition, IMPATH Predictive Oncology™ (“IPO”) revenues increased 56.7% to $10.5 million this quarter up from $6.7 million in the year ago period primarily driven by increases in the numbers of projects and the scopes of projects with biopharmaceutical companies.

Salaries and related costs for the nine months ended September 30, 2001 and 2000 were $48.8 million and $38.1 million, respectively, representing an increase of $10.7 million, or 28.1%, in 2001. This increase was necessitated by rapid case volume growth, a continuing product shift to more complex cases, as well as labor costs associated with the IPO division’s expansion. In addition, the Company reported one-time charges in the period of $650,000 in severance and related costs associated with the Company’s restructuring of its clinical trial business made pursuant to the ICSL acquisition and $400,000 for salaries paid to employees idled during the events of September 11th;. Salaries and related costs, as a percentage of total revenues, decreased to 35.5% in 2001 from 38.4% in 2000. This decrease was facilitated by the Company’s successful expansion strategy resulting in streamlining of operational and administrative duties combined with a higher revenue realization per case.

Selling, general and administrative expenses for the nine months ended September 30, 2001 and 2000 were $65.4 million and $37.1 million, respectively, representing an increase of $28.3 million, or 76.3%, in 2001. The increase is primarily due to the one-time charge of $9.7 million for the recently announced preliminary resolution with the government related to the Company’s billing practices. Also, the Company incurred an increase of $8.5 million in bad debt expense primarily to account for the additional risk of potential billing and collection delays incurred in connection with the Company’s billing system optimization efforts. The Company also incurred an additional $8.5 million in laboratory supplies, courier, travel and other administrative expenses driven by rapid case volume growth, facilities expansion and sales and marketing activities. An additional $1,330,000 in IPO infrastructure costs were recorded in the period due to increasing demand from biopharmaceutical companies for the Company’s services. Selling, general and administrative expenses, as a percentage of revenues, increased to 47.5 % in 2001 from 37.4% in 2000, as a result of the aforementioned one-time charges and the increase in bad debt expenses.

Depreciation and amortization expense for the nine months ended September 30, 2001 and 2000 was $11.4 million and $7.7 million, respectively, representing an increase of $3.7 million, or 48.1%, in 2001. This increase was primarily due to $2.3 million in depreciation expense for new furniture, office and lab equipment, as well as leasehold improvements incurred in connection with the expansion of the Company’s East and West Coast facilities. The Company also recorded $1.2 million in depreciation expense for enhancements made to the Company’s clinical and billing systems. Additionally, $169,000 in expense was recorded for the amortization of Genebank. As a percentage of total revenues, depreciation and amortization expense increased to 8.3% in 2001 from 7.8% in 2000 primarily due to the depreciation of the new Los Angeles facility which commenced operations in the fourth quarter of 2000 and the amortization of Genebank which began in 2001.

Income from operations for the nine months ended September 30, 2001 and 2000 was $12.1 million and $16.5 million, respectively, representing a decrease of $4.4 million, or 26.7%, in 2001. The 2001 figure reflects one-time charges of $9.7 million for the recently announced preliminary resolution with the government, $650,000 associated with the Company’s restructuring of its clinical trial business, and $400,000 in salaries and related expenses for employees idled during the events of September 11th. As a percentage of total revenues, income from operations decreased to 8.8% in 2001 from 16.6% in 2000, as a result of the aforementioned one-time charges.

Other expense, net for the nine months ended September 30, 2001 and 2000 was $(1.2) million and $(410,000), respectively, representing an increase of $790,000 in 2001. The increase was primarily due to additional interest expense associated with increases in capital lease obligations, long-term borrowings and a reduction in the amount of interest bearing securities on hand.

The tax provision for the nine months ended September 30, 2001 of approximately $4.7 million reflects federal, state and local income tax expense. The effective tax rate for 2001 and 2000 remained consistent at 43.0%.

Net income for the nine months ended September 30, 2001 and 2000 was $6.2 million and $9.2 million, respectively, representing a decrease of $3.0 million, or 32.6%, in 2001.This decrease which is attributable to the one-time charges referred to above, resulted in a decline in net margins for the period. As a percentage of total revenues, net income decreased to 4.5% in 2001 from 9.3% in 2000.

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

The Company’s cash and cash equivalent balances at September 30, 2001 and December 31, 2000 were $10.3 million and $13.5 million, respectively, representing a decrease of $3.2 million in 2001. The Company also had approximately $21.5 million in marketable securities at September 30, 2001, representing a $3.5 million increase from the $18.0 million at December 31, 2000. The net decrease in cash and cash equivalents for the nine month period was primarily due to $20.9 million in capital expenditures and related lease obligation payments, $2.8 million in acquisition related note payments, a $3.6 million investment in GeneBank, as well as $2.8 million for the acquisition of Innovative Clinical Solutions, Ltd. This decrease was offset during the period by operating cash flow of $12.7 million and a $16 million draw down on the Company’s revolving credit line. The cash provided by operations was driven by operating income of approximately $12.1 million, partially offset by increases in accounts receivable, net of allowance for bad debt, of $11.2 million. The increase in net accounts receivable was due to case volume growth and a continuing product mix shift towards lymphoma/leukemia cases, which carry a higher revenue realization per case. Cash provided by operations was also driven by a $10.3 million increase in payables due to the aforementioned settlement.

During 2001, the Company received approximately $1.6 million from the issuance of common stock upon the exercise of Company stock options and warrants.

The Company entered into a $50.0 Million Senior Secured Credit Facility consisting of a five year commitment for a $25 million revolving credit line and a $25 million 364-day facility intended for acquisitions. The new credit facility syndicated by Fleet National Bank, which will also act as Agent for the lenders, replaces the Company’s previous $15 million unsecured line of credit that expired June 28, 2001. The line bears interest at LIBOR plus 1.25%. As of September 30, 2001, the Company had $19 million outstanding under this line, $3 million of which was drawn down from the 364-day facility.

The Company has lines of credit for financing equipment, leasehold improvements and computer hardware and software. In July 1999, the Company established a $6.0 million credit line with Newcourt Financial (currently “CIT Group”) with lease terms that are based on 48 monthly payments at a rate equal to .35% above yield on four-year treasury notes. As of September 30, 2001, the Company had fully drawn against this line. In September 1999, the Company established a $6.0 million credit line with Fleet Bank with lease terms based on 48 monthly payments at a rate equal to .20% above the yield on four-year treasury notes. As of September 30, 2001, approximately $1.0 million was drawn against this line. In December 1999, the Company established a $6.2 million credit line with First American Bankcorp, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. The line of credit was subsequently increased to $21.2 million in March 2001, under the same lease terms. As of September 30, 2001, approximately $18.0 million was drawn against this line. In April 2000, the Company established an $875,000 credit line with Dynamics Commercial Funding Corp. with lease terms of 36 months and a rate equal to the yield on three-year treasury notes. As of September 30, 2001, the Company had fully drawn against this line. In June 2000, the Company established an additional $4.0 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2001, the Company had fully drawn against this line. In November 2000, the Company established an additional $2.9 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2001, approximately $2.4 million was drawn against this line. In April 2000, the Company established a $3.0 million credit line with First Sierra Financial, Inc. (currently “Popular Bank”) with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2001, the Company had fully drawn against this line. In September 2000, the Company established an additional $6.0 million credit line with First Sierra Financial, Inc. (currently “Popular Bank”) with the lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2001, approximately $5.0 million was drawn against this line. In July 2000, the Company established a $7.15 million credit line with Advanced Capital Resources Corp. (currently “Applied Financial, Inc”) with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2001, approximately $6.0 was drawn against this line. In November 2000, the Company established a $3.0 million credit line with Trimarc Financial Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2001, the Company had fully drawn against this line. In April 2001, the Company established an additional $1.1 million credit line with Trimarc Financial Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2001 approximately $1.1 million was drawn against this line. In January 2001, the Company established a $2 million credit line with IFC Credit Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2001, approximately $525,000 was drawn against this line.

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

The Company’s holdings of financial instruments are comprised of U.S. corporate debt, U.S. government debt and commercial paper. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company’s debt security portfolio represents funds held temporarily pending use in our business and operations. The Company manages these funds accordingly. The Company seeks reasonable assurance of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. The Company’s market risk exposure consists principally of exposure to changes in interest rates. The Company’s holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter-end of the maturity spectrum, and at September 30, 2001, more than 64% of the Company’s holdings were in instruments maturing in two years or less and more than 82% of such holdings matured in one year or less.

PART II.  Other Information

ITEM 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

     There are no exhibits required to be filed as part of this Quarterly Report on Form 10-Q

(b) Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001	IMPATH INC. (Registrant)

Dated: November 14, 2001	By /s/ ANU D. SAAD —————————————— Anu D. Saad, Ph.D. Chief Executive Officer

Dated: November 14, 2001	By /s/ DAVID J. CAMMARATA —————————————— David J. Cammarata Chief Financial Officer and Principal Accounting Officer

