Form 10-K
period 2001-12-31
IMPATH INC
filed 2002-04-01
CIK 1003114

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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

Common Stock, $.005 par value
Title of class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | X |

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

Aggregate market value as of February 28, 2002	$644,211,945

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.005 par value, as of February 28, 2002	18,549,149

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

     2002 Proxy Statement—Part III

PART I

Item 1. Business.

Overview

     IMPATH Inc., the Cancer Information Company (the “Company”), was formed in 1988 by several academic pathologists seeking to bridge the gap between the way cancer is managed at an academic center and the way it is managed in the local community hospital setting where 80–85% of all cancer patients are diagnosed and treated. The Company focuses on the clinical application of advanced technologies in the community-based hospital environment to enable clinicians to make better treatment decisions for their cancer patients. Over the years, the Company has expanded its focus to harness the information it was generating from performing analyses on thousands of cancer specimens annually and to broaden the applications of this important biological information. The Company has also completed multiple strategic acquisitions which have included: technologies, software, complementary cancer information including treatment and outcomes data, pharmacoeconomic analytical capabilities, a tissue and serology archive of well-characterized, fully documented cancer specimens linked to longitudinal information on donors of those specimens and a network of clinical trial sites around the country providing protocol design and review, patient recruitment, data collection and analytical services.

     As a result of the evolution of the Company’s business and its significant resources in the area of oncology, the Company now serves the oncology community through three operating divisions. Physician Services, which currently comprises approximately 89% of overall revenue, specializes in providing patient-specific cancer diagnostic and prognostic information, with a particular expertise in difficult to diagnose tumors, prognostic profiles in breast and other cancers and lymphoma/leukemia analysis. Physician Services clients currently include more than 8,300 physicians specializing in the treatment of cancer patients, in over 2,000 hospitals and over 570 oncology practices. IMPATH’s Physician Services business has populated a database that currently contains over 870,000 patient profiles.

     In 2000, the Company formed its biopharmaceutical/genomics services business that is centralized under the IMPATH Predictive Oncology™ division (“IPO”). Currently comprising approximately 9% of the Company’s overall revenues, IPO is the fastest growing segment of the Company’s operations. IPO leverages the Company’s vast resources (including its scientific expertise, extensive database of patient profiles, relevant biological data, access to cutting edge technologies, tumor tissue archive and network of physicians) to better serve the Company’s clients. IPO provides integrated services and information resources for genomics, biopharmaceutical, diagnostic products and pharmaceutical companies in the development and commercialization of targeted gene-based and protein-based therapies. Through the use of “translational genomics,” or patient-specific biologics and clinical information, IPO accelerates the oncology drug discovery and development process for earlier market arrival of FDA-approved targeted therapeutics. The Company is involved in drug discovery and development to provide a broad range of translational genomics services. In fact, the Company has established IPO as a central player in the development of many of the ongoing pharmaceutical initiatives in oncology.

     The Company’s Information Services division (comprising approximately 2.5% of overall revenue) derives revenues through the licensing of tumor registry software to hospitals that treat cancer patients. There are currently over 625 hospitals utilizing this software. In addition, the Company can link its information from the hundreds of thousands of analyzed specimens from its Physician Services business with data from its tumor registry business to provide information on the full continuum of care, from diagnosis through treatment and outcomes on tens of thousands of patients. With outcomes information on nearly 2 million patients, this information will be increasingly valuable to those involved in the management of cancer, including physicians, payors and developers of new therapies.

     In January 2002, the Company announced the acquisition of Tamtron Corporation, a leader in providing pathology information management software to hospitals and laboratories throughout the U.S. Tamtron has annualized revenues of $10 million derived primarily through software sales and maintenance and service contracts. Its customer base at the time of the acquisition was more than 350 sites around the country, processing over 5 million cases per year. The Company believes this acquisition brings new possibilities for sales initiatives that will further strengthen and leverage the Company’s existing relationships with physicians in the oncology community. Additionally, the Company will have access to better quality information for utilization with its drug development clients through its IPO division.

     The Company’s revenues were $189.6 million in 2001, representing 37.2% revenue growth over 2000. The 2001 fiscal year was IMPATH’s twelfth consecutive year of annual revenue growth in excess of 37%. In addition, the fourth quarter of 2001 represented IMPATH’s thirty-second consecutive quarter of record revenues. Income from operations and net income for 2001 were $21.4 million and $11.0 million, respectively.

Forward Looking Statements

     Certain terms relating to the Company’s business, which are used in this Annual Report on Form 10-K, are explained in the Glossary included at the end of this Item 1. This Annual Report on Form 10-K may contain statements that the Company believes are, or may be considered to be, “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by the use of statements that include phrases such as the Company “believes,” “expects,” “anticipates,” “intends,” “plans,” “foresees” or other similar words or phrases. Similarly, statements that describe the Company’s projected growth and goals and its plans for expansion also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties, many of which are outside of management’s control, and which could cause the Company’s actual results to differ materially from those contemplated by the relevant forward-looking statement. Some of the most significant factors that could cause the actual results to differ materially from the forward-looking statement, alone or in combination, would be the failure to continue to successfully integrate the businesses acquired by the Company, unanticipated disagreements with the Company’s joint venture partners, unanticipated changes in the healthcare industry (as a result of cost containment measures, changes in governmental regulations, including reimbursement programs and patient confidentiality issues, or other factors), an inability to procure consented, well-characterized tissue specimens, the adverse effect of any legal proceedings involving the Company, an unanticipated failure in the commercialization of the Company’s biopharmaceutical products, or an unanticipated loss of business. In addition, the September 11, 2001 terrorist attacks, and change in international political conditions as a result of these events, may continue to effect the United States and the global economy and increase other risks. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Cancer Information Market

     The market for cancer diagnosis, prognosis and treatment is significant and growing. After heart disease, cancer is the leading cause of death in the United States. Approximately eight million Americans alive today have been diagnosed with cancer (excluding certain skin cancers). According to the American Cancer Society (ACS Cancer Facts and Figures 2001), the estimated number of cancer cases diagnosed annually in the United States (excluding certain skin cancers) grew from approximately 530,000 in 1963 to approximately 1.3 million in 2001, an increase of 145%. The growth in the number of cancer cases in the United States is expected to accelerate as the leading edge of the “baby boom” population approaches 55 years of age, the age at which the incidence of cancer begins to rise sharply. Earlier diagnosis and better information have led to more effective treatment and have increased the five-year survival rate of cancer patients from 39% in 1963 to approximately 60% in 2001.

     The National Cancer Institute (ACS Cancer Facts and Figures 2001) estimates that the direct medical costs associated with cancer were approximately $60 billion (total of all health expenditures) in 2001. The Company believes that these costs will increase rapidly as a result of the growth in the number of cancer patients and the high cost of new therapies. Thus, the Company anticipates that the demand for information regarding cancer and cancer management will continue to increase.

IMPATH Physician Services Division

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

     IMPATH believes that its Physician Services division currently performs more specialized analyses for difficult to diagnose cancer cases (one of the Company’s fastest growing products) than any other institution in the world. The Company also believes that it is the leader in providing comprehensive patient-specific prognostic information for cancer. For example, IMPATH Physician Services provided patient-specific prognostic information on over 30% of all breast cancer cases in the U.S. in 2001. Among the Company’s fastest growing products is the analysis of lymphomas and leukemias, with IMPATH analyzing over 50,000 such cases in 2001. Lymphoma/leukemia analysis represents a disease state in which IMPATH’s expertise and utilization of sophisticated, integrated technologies provides critical information for optimal disease management.

     As an increased understanding of the molecular basis of cancer leads to the development of new evaluation methods and therapeutic tools, IMPATH expects that the information it provides will become increasingly significant in optimizing the management of all phases of cancer, including cancer predisposition, diagnosis, prognosis, treatment determination and patient follow-up. In addition, the Company believes that its broad range of services and patient-specific information will be essential to a growing list of cancer diagnoses, most notably prostate, colon, lung and bladder cancer. For example, in the latter part of 2000, the Company began offering new analyses, utilizing multiple technologies, for prognosis and therapeutic response in colon cancer.

     IMPATH Physician Services’ potential market includes all physicians involved in the diagnosis and treatment of cancer in the United States. This includes approximately 16,000 pathologists and more than 7,000 oncologists (excluding radiation oncologists), as well as other specialists who treat cancer, such as gynecologists and surgeons.

     Based upon statistics compiled by the American Hospital Association (Hospital Statistics 2001 ed.), the Company believes that there are approximately 3,200 hospitals that are potential users of its diagnostic, prognostic and treatment-defining services. IMPATH Physician Services’ primary hospital customers remain the pathology departments in small- to medium-sized community hospitals (100 to 750 beds), where a large percentage of cancers are diagnosed and treated. However, the wide range of integrated technologies offered by Physician Services has facilitated the expansion of its target hospital customer base to include regional medical centers and some academic centers. These facilities generally do not perform their own sophisticated cancer analyses in oncology because the low case volume per hospital does not justify establishing and maintaining the required technological capabilities, facilities and expert medical staff. Additionally, the treating oncologists have become an important client base for IMPATH Physician Services. The coordination and utilization of information between the referring pathologist and treating oncologist has enabled them to optimize the benefit derived from the diagnostic and prognostic information provided by the Company in the more effective management of their cancer patients.

     The care of the cancer patient is increasingly being performed in outpatient settings, representing a shift from traditional, hospital-based care. Certain evaluations, surgical procedures and systemic treatments (e.g., chemotherapy) are now being performed at outpatient facilities, and most patient follow-up is being performed in outpatient settings rather than hospitals. These outpatient facilities generally do not have the expertise and resources to provide the information necessary for optimal cancer management. (See “—IMPATH’s Role in the Cancer Management Pathway”).

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

      Competitive Advantage

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

     Expertise. IMPATH Physician Services specializes in cancer tests that require a level of medical knowledge and technical expertise not found in the average community hospital and not readily accessible in academic medical centers. IMPATH believes that its medical staff has more experience in providing comprehensive tissue-based diagnostic and prognostic analyses of cancer than virtually any other group of practitioners. In 2001, IMPATH Physician Services received an average of approximately 800 cases per day. The experience derived from such a volume of cases leads to superior professional and technical expertise, as is reflected in the Company’s database of approximately 870,000 cancer cases analyzed to date, with more than 200,000 cases added during 2001 alone.

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

     Customer Service and Education. IMPATH Physician Services’ medical staff and customer service representatives emphasize quality of service, accuracy of results and speed of turnaround. The medical staff provides frequent expert consultation and generally returns results within 48 hours of receipt of a specimen. In addition, the Physician Services’ sales force of more than 60 professionals, forming one of the largest oncology focused sales force in the country, focuses on educating clients on benefits of the Company’s services in managing cancer. In contrast, the sales forces of most clinical laboratory companies market hundreds of disparate, cancer and non-cancer test services, and the Company believes that sales personnel at these companies have less familiarity with the individual cancer tests offered. Many academic institutions, which perform some of the same individual analyses as the Company, typically do not have substantial marketing or customer service resources, and the pathology laboratories at large regional hospitals are generally dedicated to servicing only their affiliated physicians. The success of IMPATH Physician Services’ focus on customer service and education is demonstrated not only by the Company’s rapidly growing case volume, but also by the fact that Physician Services’ case volume from its long-term customers continues to grow. See “—Sales and Marketing.”

     Cost-Effectiveness. IMPATH Physician Services provides physicians with diagnostic and prognostic information necessary to determine the medically optimal therapy for each patient’s specific cancer. As a result, incorrect or unnecessary treatments can often be avoided, reducing associated trauma, risk and cost, and appropriate therapies can be implemented on a timely basis. In addition, because of its high case volume, the Company benefits from significant economies of scale that enable it to provide hospitals with a valuable, cost-effective and expeditious alternative to establishing and maintaining in-house pathology laboratories.

IMPATH Predictive Oncology Division

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

     Medicines based on genomics and/or proteomics require precise and complex biological information to map and observe gene/protein interactions and to look for components – gene- or protein-based targets that will predict key biological functions of the cancer cell. These gene- and protein-based targets, however, will need to be well-characterized, validated and optimized using efficient, high-throughput analytical tools that will identify the appropriate new drug “candidates” with the greatest potential clinical value. The fundamental strategy underlying all genomics efforts is the rational, predictive quality of the information and how it can be applied to the cancer patient. Using the analytical information obtained from selecting candidate drug targets, diagnostic products can be developed that can pre-select or effectively “stratify” patients for clinical trial programs. Stratifying patients for clinical trials using the personalized diagnostic product developed from this target validation process should dramatically increase the efficacy of the targeted therapeutic in the clinical environment and improve patient outcomes.

     IPO has begun to play an integral role in the process it calls “translational genomics” or translating potential gene-based targets into new oncology therapeutics. IPO assists the genomics, biotechnology and pharmaceutical industry throughout the pre-clinical and clinical development stages of drug development with an integrated platform of products and clinical services. This includes the use of our IMPATH GeneBank™ (“GeneBank™”) resources that include thousands of fully consented tumor tissues with clinical follow-up information. By placing these tissues in our unique high-throughput array procedure (“OptimArray™”), targets can be efficiently validated and qualified. Thus, a target can be assessed for expression on early stage versus late stage disease, aggressive versus non-aggressive tumors, or chemo-sensitive versus chemo-resistant tumors. IPO also provides assistance in the design, implementation and conduct of clinical trials and provides many of the necessary resources to successfully and efficiently conduct these trials. For instance, IPO is assisting in the identification of the ideal target population for immunotherapy (e.g., monoclonal antibody therapy, tumor vaccines, etc.) which includes identifying patients at high-risk, early stage disease most likely to fail chemotherapy, such as patients with residual tumor cells in the blood and marrow and those with aggressive tumor markers. IPO can also demonstrate, among other things, in vitro activity of a trial compound using its Drug Resistance Assay™ or by identifying an increase in lymphocytes known to attack tumor cells, as well as monitoring the immune function of patients before, during, and after the clinical trial.

     Over the last two years, IPO has entered into numerous agreements to provide a broad range of services in this area, and is a participant in many of the ongoing pharmaceutical initiatives in oncology. The Company expects to intensify its efforts in providing services to other genomics, biotechnology and pharmaceutical companies going forward.

      Competitive Advantage

     IPO has built a fully integrated capability to enhance the targeted drug discovery process by providing coordinated, interrelated platforms to facilitate faster, cost-effective, targeted product development. This approach is a departure from the historically fragmented set of resources from which a drug developer was forced to choose without ever being sure that the independently obtained pieces of the puzzle would fit together. By contrast, IPO offers a seamless integration of critical components, including access to patients, physicians, technologies and outcomes data, to allow the pharmacogenomic industry to accelerate its target discovery as well as development program.

     IPO has developed a worldwide network of sites from which well-characterized, cancer tissue specimens and corresponding serology are procured through its GeneBank™ program. Specimens are ideally associated with informed patient consent as well as the ability to follow subsequent treatment and outcomes information on the donors. These specimens are vital resources for the identification and validation of tumor targets for prospective therapies thereby facilitating the target discovery and validation process for genomics and biopharmaceutical companies. IPO uses its tissue resources in combination with multiple technologies to rapidly assess the validity of potential therapeutic targets. IPO is also a prime resource for diagnostic products companies that seek to develop assays to identify the target in patients. Proactive assay development efforts (and Physician Services being perhaps the primary user of the new diagnostic), helps these companies benefit as targeted therapies are approved by the FDA, since related diagnostic tools have been approved simultaneously.

     IMPATH’s ability to access a large number of patients with cancer and physicians treating cancer is another critical component of its accelerated drug discovery services. This is particularly important in the case of targeted therapies where patients with specific characteristics need to be identified. The fact that only 4%-5% of patients with cancer currently participate in clinical trials is indicative of the complexity in recruiting the right patients for the right trial. IMPATH’s extensive physician client base provides an ideal pool from which to identify patients. In addition, the IMPATH Clinical Trials Network™ (“ICTN”), through a network of more than 30 sites around the country made up of oncology office practices and hospitals that conduct clinical trials, helps to recruit patients and manage trials in their community-based offices. Further, through internally developed software products, IMPATH searches its daily case volume of approximately 800 cases and its hospital-based tumor registry of some 2 million patients to accelerate the patient recruitment process.

     IMPATH believes it provides important information on more cancer cases than any institution, anywhere, and therefore is in the best position to leverage its capabilities and resources to propel its business to the next level and beyond — serving anyone involved in the management of cancer from physicians to drug developers to diagnostic products companies. Additionally, the complex infrastructure that the Company has been building and enhancing offers a unique competitive advantage, especially when added to its access to cancer tissue, cutting-edge technologies, patients for clinical trials and cancer information which encompasses treatment and outcomes data.

IMPATH Information Services Division

     In the course of performing sophisticated analyses on hundreds of thousands of tumor samples, IMPATH gathers vast amounts of important biological information. In addition, IMPATH adds to its information database through various strategic acquisitions and alliances. Through the acquisition of Medical Registry Services Inc. (now known as IMPATH Cancer Registry™), a developer and marketer of cancer registry software, the Company increased its capabilities in generating patient-specific information correlated to treatment and outcomes information to meet the demands of physicians, payors and drug developers in the more effective management of cancer. Cancer registries are required to be kept in hospitals treating cancer patients as part of a licensing requirement from the American College of Surgeons as well as state agencies and other regulatory bodies. When added to the information from Physician’s Services, this data stream provides therapeutic, treatment and outcomes information that can be paired with IMPATH’s biological and molecular data, creating a detailed continuum of care profiles from diagnosis to treatment and through follow-up. The database adds value to all the participants involved in treating cancer, from the providers of health care to the patients who receive it.

     With the recent acquisition of Tamtron Corporation and its suite of PowerPath™ software products, which enable hospitals and laboratories throughout the U.S. to better manage all aspects of pathology services, and the recently announced strategic alliance with Varian Medical Systems, Inc., for the development of software interfaces linking radiation and medical oncology databases with tumor registries, IMPATH will be able to further strengthen and leverage its relationships within the oncology community. These recent transactions offer IMPATH the potential to more efficiently collect data across each of its businesses and provides more comprehensive information-based products to its clients.

      Competitive Advantage

     The Company believes that its IMPATH Cancer Registry™ software provides capabilities and value-added features that are unique in the industry. Further, because the Company believes that its Physician Services division analyzes more cancer cases than any other institution, by combining the genetic and biochemical markers uncovered through these analyses with its rapidly growing outcomes-focused database, the Company can help identify the genetic basis for responsiveness to therapy, side effects of treatment and even disease predisposition. This database can also be used to identify the appropriate patients for clinical trials of targeted therapeutics. Identifying the correct patient is a cost-effective method to demonstrate efficacy and avoid unnecessary, costly over-enrollment. The Company is also seeking to link this data to outcomes and cost information in order to demonstrate the value of its Physician Services to payors and to provide new cancer information services to providers, payors, biopharmaceutical and large pharmaceutical companies and clinical research organizations. See “—Company Strategy.”

     The Company also believes that the acquisition of Tamtron Corporation and its pathology information management software which facilitates the collection and analysis of diagnostic data within hospitals and laboratories will enable IMPATH to broaden its existing client relationships while gaining access to better data on a more timely basis. In addition, the Company believes there are important strategic opportunities to add GeneBank™ sites and expand patient recruitment for the IMPATH Clinical Trials Network™.

Company Strategy

     IMPATH’s objective is to be the leading cancer information company and the comprehensive resource for integrating all aspects of the management of cancer information. The Company is pursuing the following strategies to achieve its long-term growth objectives:

      Physician Services Division

     Increase market penetration of diagnostic and prognostic services. Physician Services believes that it has a significant opportunity to continue to increase its revenues and case volume from existing clients as well as through new relationships with hospitals, physicians and payors. The Company intends to continue to grow its core business by increasing the number of cases received from existing clients, continuing to incorporate new technologies and expanding the services it offers to the oncology outpatient market. Case volume for 1996 was 55,539; in 2001 that figure increased to 200,393, representing an average annual growth rate of 31%. In part as a result of the more complex analyses per case required to assess biological characteristics of the tumor, the Company’s average revenue realization per case has increased as well. The average revenue realization per case has increased from approximately $392 in 1996 to approximately $842 in 2001, representing an average annual increase of 17%.

     Managed care networks represent an important business opportunity for the Company because, in many cases, unnecessary treatment can be avoided and significant cost savings can be achieved through the relatively inexpensive services provided by the Company. A Physicians Services case analysis typically costs between $300 and $1,500 and contains information which can be critical for physicians to avoid ineffective courses of therapy costing many thousands of dollars. The Company will be able to expand its presence in managed care by aggressively marketing the cost-effectiveness and clinical benefits of its services and assisting managed care companies in developing cancer treatment protocols. The Company currently has 659 contracts in place with providers as follows: 133 contracts with health plans, 182 with HMOs, 121 with independent physician associations (IPAs), 56 with medical groups, 69 with preferred provider organizations and 98 with third party administrators (TPAs), and continues in its efforts to insure its presence as a “preferred provider.”

     In order to implement this strategy, the Company intends to continue to identify and incorporate new technologies and scientific developments and to recruit and train medical, scientific, customer service and sales personnel to meet the demands of its expanding business.

     Pursue strategic acquisitions and alliances. The Company has successfully completed the acquisition of several complementary regional businesses that have added to the breadth and depth of its technological expertise and services and believes that there are other similar acquisition candidates, including companies with significant national and international presences.

     Target international expansion. The Company believes that foreign markets represent a significant opportunity for the expansion of its cancer information business. A principal focus of the Company’s international strategy will be selective acquisitions of established businesses providing services similar to those provided by the Company. The Company also intends to pursue this opportunity by partnering with international physician oncology networks and hospital groups, and by involvement in drug development efforts of international pharmaceutical companies. These efforts initially will focus primarily on select markets in Europe and South America and, once these relationships are established, would expand into Southeast Asia, Japan, Canada and Australia. These regions represent areas where sophisticated treatment technologies are currently in use and which the Company believes would benefit from its services.

   IMPATH Predictive Oncology Division

     IPO has assembled numerous resources derived from leveraging the Company’s expertise in diagnostic and molecular technology, significant biological resources and extensive patient-specific information to develop a successful commercial business focused on supporting oncology drug discovery and development. The business has been designed to support all phases of oncology drug development from discovery, to clinical trials, pre- and post-launch marketing support and label expansion. The Company expects its role to continue to expand and evolve in this area through its activities in “translational genomics” as this new paradigm in drug development also evolves. Since genomics and proteomics have allowed biology to enter an era of predictive medicine which is based on complex biological information to observe and track gene/protein interactions and look for targets, there is much to be done to translate these targets into new oncology therapeutics. IPO offers the necessary components, innovative platforms and requisite infrastructure to enable those involved in this new era of targeted drug development to accelerate their efforts. Further, as the biopharmaceutical industry increasingly utilizes predictive tests to design clinical trials and novel methodology to assess drug efficacy and patient response, IPO is well-positioned to capitalize on opportunities in this industry.

     IMPATH will continue to explore strategic acquisitions and alliances in this area of its business to enhance its capabilities in meeting the evolving needs of its biopharmaceutical/genomics clients, and will continue to build and expand the requisite infrastructure to support its business activities while capturing the synergies between its divisions as its business continues to evolve and its role in the management of cancer grows.

      Information Services Division

     IMPATH Information Services has made numerous enhancements to facilitate better access to critical, patient-focused longitudinal data to more efficiently provide information to its biopharmaceutical clients, including the assessment of market potential for new therapeutics, clinical trial design tools and analyses of drug utilization rates. The Company intends to continue to pursue selective acquisitions of companies that will enhance its cancer management information database. These acquisitions may also include companies involved in health care information services and companies that have expertise in the evaluation of medical data and cost analysis. The Company also expects to continue to develop information-based products that facilitate the practical utilization of biological and longitudinal patient information.

     IMPATH Cancer Registry™ software will continue to be marketed to hospitals and state agencies while it continues to look for strategic acquisitions in this area to populate its database of relevant biological and treatment and outcomes information in oncology as well as additional expertise in pharmacoeconomic analytical capabilities.

     The Company’s acquisition of Tamtron Corporation in January 2002 will enable IMPATH to continue the marketing of their PowerPath™ software products to new hospitals and laboratories across the country and internationally. Tamtron currently has marketing alliances with McKesson-HBOC and Siemens pursuant to which, among other things, the PowerPath™ software can be integrated into and distributed as part of a complete healthcare information system. With IMPATH’s current client base of approximately 2,000 hospitals and Tamtron’s current installed customer base of over 350 sites, the Company believes there are very attractive sales opportunities that will be possible leading to enhanced revenue growth, access to more complete information and internal operating efficiencies.

IMPATH’s Role in the Cancer Management Pathway

     The management of cancer involves a series of distinct steps that must be integrated in order to define a therapeutic strategy. At each step, information critical to the decision-making process must be obtained in order to make the optimal decision. Traditionally, the type of information applied to the decision-making process has been limited, and related not to an individual’s cancer, but rather to an entire class of disease. IMPATH Physician Services is providing, through the use of integrated advanced technology, information unique to a particular patient with cancer.

     Diagnosis. IMPATH Physician Services’ diagnostic analyses provide information regarding tumors that are otherwise difficult to diagnose using conventional pathology procedures. Although most tumors can be diagnosed based on visual examination by the pathologist, many cancers defy specific classification by this method. This may result in treatment decisions that are approximated, incorrect or ineffective, leading to unnecessary treatment, complications and increased costs. Traditionally, the therapeutic approach to a patient with cancer has been based on a purely morphological assessment of the origin of the cancer and the extent of spread, i.e., the tumor’s appearance under the microscope (for example, does it look like colon cancer?) and the tumor’s presence in various metastatic sites (such as regional lymph nodes and bone marrow). While this type of morphological assessment is well accepted, it has serious and critical limitations. Specifically, morphological assessment provides little information about the biological aggressiveness of an individual’s cancer and provides virtually no meaningful information regarding the treatment to which the patient’s specific cancer will respond. IMPATH has shown that in a majority of cases which defy standard classification, the use of advanced technologies and the medical expertise provided by IMPATH lead to an accurate diagnosis, thus ensuring optimization of therapy, greater predictability of outcome, increased survival and decreased overall costs.

     Prognostic Assessment. IMPATH Physician Services’ prognostic tests provide information to pathologists and oncologists regarding the aggressiveness of a tumor. The increase in knowledge of tumor biology and the development of new technologies have made it increasingly important to determine the aggressiveness of an individual cancer in order to treat that cancer more rationally. One breast cancer may have a low biological aggressiveness, and may therefore have a very low propensity to recur, while another breast cancer (which might appear identical under the microscope) may be very aggressive. These tumors should be treated very differently, but may not be if these differences are not identified. For example, post-surgical systemic treatment, such as chemotherapy, for a cancer that has a very low rate of recurrence produces limited beneficial effects, and may only expose the patient to the morbidity and expense of such treatment. On the other hand, an aggressive cancer should be treated aggressively at the earliest possible time in order to achieve maximal therapeutic benefit. IMPATH’s prognostic expertise differentiates such difficult cases, providing the oncologist with the critical information necessary to treat patients effectively and to reduce negative outcomes and unwarranted costs.

     Treatment Determination. Traditionally, therapeutic approaches to cancer have been based solely on the diagnosis and stage (or extent) of the disease. For example, a patient with breast cancer is treated with a particular combination of chemotherapeutic drugs not because it is known that the cancer in question is likely to respond, but rather because a certain proportion of other breast cancers have responded in the past to similar treatment. In an increasing number of cancer cases, IMPATH Physician Services provides information that can help to predict the specific types of therapy to which a particular tumor will not respond, thus providing information on patient-specific likelihood of treatment failure. For example, in the case of breast cancer, IMPATH Physician Services provides critical information for the determination of likely patient responses to specific therapies (e.g., hormonal treatment and chemotherapy) before such therapies are administered. This type of information is becoming increasingly available for other types of tumors as well. Thus, therapies that are most likely to be beneficial can be instituted at the earliest possible time, when the impact will be the greatest. In addition, therapies that will have little effect can be avoided, and implementation of appropriate treatment can be accelerated. The Company believes that this type of patient-specific information is becoming essential for optimal cancer management.

     Treatment/Follow-up. Once a cancer has been diagnosed, assessed and treated, the patient must often undergo many years of follow-up care involving multiple patient contacts and repeat analyses. This care not only provides for the treatment of therapeutic complications (often resulting from inappropriate therapy due to inaccurate diagnosis and insufficient assessment) but also is designed to determine, at the earliest possible time, if a patient has suffered a recurrence. IMPATH Physician Services has the expertise to provide highly sensitive patient monitoring in an increasing number of cancers. For example, the Company is able to establish whether or not certain types of lymphomas have recurred prior to their detection by any standard method, even sensitive microscopic analysis. The identification of tumor recurrence at the earliest possible time increases the likelihood of a beneficial therapeutic response.

Technologies

     Recent advances in immunology, biochemistry and molecular biology have created new tools with tremendous potential in the management of cancer patients. IMPATH Physician Services specializes in cancer tests that require a sophisticated level of medical knowledge and technical expertise that is beyond the capability of pathology laboratories in the average community hospital. In fact, the expertise required to develop and maintain a high quality immuno- and molecular pathology laboratory is found in a relatively small number of top level academic institutions. Furthermore, even the most sophisticated medical centers perform only a small fraction of the tests that IMPATH Physician Services performs every day. This is extremely important, as increased experience generally leads to superior professional and technical expertise. The average community hospital pathologist does not see a substantial volume or range of cases and, therefore, very rarely has the experience to choose the correct testing methodology and to evaluate the data, or the technical support to achieve high quality results. Even when these technologies exist at academic medical centers, they typically exist in different departments (e.g., pathology, genetics and molecular biology). The Company believes that there is usually less integration of information by these different departments, making it more difficult for the referring physician to diagnose and provide optimal treatment for a patient’s specific cancer.

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

The following chart summarizes the Company’s use of technologies in its analyses of cancer:

Category of Analysis and Type of Cancer	Immunohisto- chemistry	Flow Cytometry and Image Analysis	Molecular Pathology	Cytogenetics	Micrometas-tases Detection	Drug Resistance Assay	Serum Analysis
Predisposition:			X
Diagnosis:
Difficult to
Diagnose Cancers	X
Lymphoma/Leukemia	X	X	X	X
Prognosis/Treatment
Determination:
Breast	X	X			X	X	X
Lymphoma/Leukemia	X	X	X	X	X	X
Prostate	X	X			X	X	X
Other (e.g., Colon,
Bladder, Ovarian)	X	X	X		X	X	X
Follow-up:
Breast			X		X	X	X
Lymphoma/Leukemia			X	X
Prostate			X		X		X
Other (e.g., Colon,
Bladder, Ovarian)			X		X		X

   Immunohistochemistry

     Immunohistochemistry (“IHC”) is a technique wherein a monoclonal antibody is used to identify disease-specific cellular antigens. A primary antibody to an antigen of interest is incubated with test tissue sections followed by a secondary antibody complex. If the antigen is present in tissue, the primary antibody binds and the antigen-antibody reaction can be visually detected by a color product. Because cell antigens are not absolutely tissue- or tumor-specific, the immunopathologist must use panels of antibodies to construct a “fingerprint” for identification. Immunohistochemistry is superior to standard biochemical assays because it provides faster results, can be used on smaller tissue samples, has less stringent requirements for specimen storage, and most importantly, predicts outcomes more accurately.

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

   Molecular Pathology

     The next generation of commercial diagnostic and prognostic testing is generally expected to be based on molecular biology, since a disease or condition may be associated with the presence of an abnormality in DNA or RNA. A specimen may be tested for a particular disease or condition by finding and marking this abnormality. Currently, the use of molecular pathology is confined predominantly to academic centers. However, the Company already performs a wide range of molecular pathology analyses, including in situ hybridization (“ISH”). Similar to IHC, except that a DNA probe is used rather than a monoclonal antibody, in situ hybridization employs recombinant DNA technology with labeled probes to locate and identify nucleic acid sequences within cells. The Company also uses a DNA-based technology called Southern blotting that detects genetic rearrangements that confirm abnormalities known to be present in certain tumors. More recently, fluorescence has been used to label probes, replacing the historical use of radioactive isotopes, in a technique called fluorescence in situ hybridization (“FISH”). Another promising molecular pathology technique already in use at the Company is the amplification of specific DNA sequences by thermal cycling and subsequent electrophoresis, the most sensitive method of detecting alteration in DNA.

   Cytogenetics

     Cytogenetic analysis evaluates the genetic changes that occur at the chromosome level. Humans have 23 pairs of chromosomes, or 46 individual chromosomes in every cell. Cytogenetic methods provide for the identification of each individual chromosome using DNA-specific staining techniques to produce the unique band pattern that is characteristic of each chromosome, providing for the identification of chromosomal abnormalities like balanced translocations, deletions and gene amplifications that are consistently associated with certain cancers. The analysis involves the utilization of fresh cells obtained from blood, bone marrow or tissue specimens that have been cultured to enhance cell growth and division. The cells are then harvested and prepared in such a manner that the chromosomes and the distinct patterns of each can be seen through a microscope. The identification of chromosome changes has become extremely useful in the diagnosis and prognostic assessment of lymphomas, leukemias, soft tissue cancers (sarcomas) and pediatric cancers. The scope of this technology is expected to expand to carcinomas (such as colon, lung and prostate cancer) in the near future.

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

     IMPATH Physician Services employs multiple technologies, across a range of tumor types, to determine the presence of occult tumor cells down to as few as 1 in 20 million cells. Cell colonies have been shown to grow when there are as few as 1 tumor cell in 2 million normal cells. This analysis serves to evaluate the extent of disease for appropriate staging and to monitor a patient’s response to therapy.

   Drug Resistance Assay™

     The primary reason cancer patients fail to respond to chemotherapy is drug resistance since each individual’s cancer can react differently to chemotherapy agents. The Drug Resistance Assay™ (“DRA”) can provide valuable information about the pattern of resistance unique to that particular patient, allowing the oncologist to better target therapy to the tumor. Many mechanisms have been identified which contribute to the development of cancer cell resistance to treatment; some tumors are highly resistant to virtually every anticancer drug, while others are very sensitive. The DRA performed by IMPATH measures the net effect of these mechanisms in the cells of the individual patient, allowing the oncologist to exclude chemotherapy agents unlikely to be effective, while selecting drugs with the greatest likelihood of clinical impact. This eliminates the necessity of patients to endure ineffective chemotherapy, while improving response and prolonging survival.

   Serum Analysis

     Blood serum markers are proteins circulating in the blood that are produced in excess by malignant tumors. These serum proteins serve as an indicator of tumor regression (decreased presence of markers) or tumor progression (increased presence of markers). Because these proteins are present in minute amounts, the technology required for detection relied, until recently, on an immunochemical procedure involving the use of radioactive isotopes. Now, however, a new generation of non-radioactive techniques is available to detect blood serum markers employing, among other methods, chemiluminescence—a novel system based on emitted light as an indicator of activity. IMPATH uses its serum technology to assist oncologists in patient follow-up. For example, by monitoring levels of certain known markers, the Company can help to confirm remission or the recurrence of ovarian and prostate cancers.

Cancer Management Through Information

     Optimal management of cancer means the best outcome at the lowest possible overall cost. A patient with cancer has many treatment options, at widely varying treatment costs, ranging from no further intervention to expensive experimental procedures such as bone marrow/stem cell transplants; however, in assessing the overall cost of a patient’s cancer management to cost of the treatment alone is not always the best indicator. For example, more expensive treatment options may lead to a better outcome with fewer recurrences which not only optimizes patient benefit (an obvious advantage as health care will be increasingly evaluated on the basis of outcome) but can actually lead to lower overall costs, as the cost of treating recurrent disease is generally far greater than initial post-surgical interventions. Thus, outcomes and cost-effectiveness should be synergistic, and not mutually exclusive. The key to cost-effectiveness is choosing the most appropriate management pathway for the individual patient. This can only be done through the use of information derived from a patient’s tumor that defines its biological uniqueness, and allows for identification of the most appropriate therapeutic options.

     Of course, cancer management is not static; approaches that represent current best practices may well be added to or modified by new developments, a process that has tremendous impetus in research institutions and biopharmaceutical companies.

     With over 870,000 analyzed cases to date, the Company is rapidly incorporating the diagnostic and prognostic information generated from its analyses of cases into its cancer database. The demographics of these cases include: 355,600 breast cancer prognostics and treatment profiles; 217,000 complex cancer diagnoses; 209,800 lymphoma and leukemia classifications; and 89,500 analyses of other cancers (e.g., prostate, bladder, uterine). The Company believes that the use of its services will have two fundamental impacts on cancer management: (1) the optimization of patient-specific care, and (2) the cost-effective delivery of that care. As a result, the Company expects to become an increasingly significant factor in helping to establish quality standards for these cancer management groups. The Company believes that it is well-positioned to become a vital component in the integrated management of cancer.

      Breast Cancer Management

     Because of its unique approach to breast cancer, IMPATH Physician Services believes that it is the leader in providing the most comprehensive prognostic information essential to the management of breast cancer. In 2001, the Company provided patient-specific prognostic information on over 30% of all such cases in the U.S., and in over 35% of cases diagnosed in the New York metropolitan area, California and Florida, the Company’s largest markets.

      Management of Lymphoma/Leukemia

     The value of Physician Services’ integrated approach to providing cancer information is especially well-demonstrated in the clinical management of hematopoietic malignancies, such as lymphomas and leukemias, particularly as scientific advances improve our understanding of these diseases. The clinical management of hematopoietic malignancies requires a comprehensive approach that includes analysis by hematopathologists and the use of advanced diagnostic and prognostic technology. Most community hospitals do not have hematopathologists or the technologies required for such analyses unlike the Company, which utilizes multiple technologies including immunohistochemistry, flow cytometry, cytogenetics and molecular analyses to diagnose and classify these hematopoietic malignancies. Using the information from Physicians Services’ analysis, a physician can tailor therapy to optimize the outcome for a patient. These same technologies are applied to evaluate a patient’s response to therapy, and to evaluate the progression or remission of the disease.

     The clinical significance of the Company’s diagnostic technology is illustrated by the fact that during 2001, of all the suspected lymphoma cases sent to Physician Services for analysis, approximately 10-15% were found to be an infection or inflammation rather than cancer. Prior to the development of certain technologies used by IMPATH, such cases may have been misdiagnosed as cancer. In the cases identified by Physician Services as not being cancer, patients who were suspected of having a hematopoietic malignancy were spared the trauma, risk and cost associated with unnecessary treatment. Of the cases sent to IMPATH in 2001 that were in fact lymphomas, the technology applied by the Company permitted an assignment of the “grade” of the lymphoma, a process recommended by the International Lymphoma Study Group (1994). The grading of lymphomas is an important process that influences the treatment decisions of physicians and can result in better outcomes for a lymphoma patient.

     Similar to lymphomas, leukemias represent a type of cancer where the classification and grading of the disease provides critical information that influences the selection of therapy, predicts the response to therapy and indicates the likely outcomes for the patient. The characteristics that distinguish the various types of leukemias can be identified by the technology employed by Physician Services. For example, in many cases, chromosome abnormalities identified by this technology permit the unequivocal assignment of the disease to a particular class of leukemia. As new biological characteristics associated with leukemia classes continue to be identified, the Company believes that it is well-positioned to incorporate into its analyses additional tests to detect these characteristics.

      Management of Other Cancers

     Diagnostic, prognostic and therapeutic information is being integrated increasingly into the management of other cancers. As medical research progresses and as increasing numbers of treatment options evolve, IMPATH believes that its expertise will play an increasing role in the decision making processes for all cancers.

     For example, prostate cancer, like breast cancer, is a disease that is responsive to hormonal manipulation. As in the case of estrogen receptors in breast cancer, the presence of androgen receptors in prostate cancer can now be evaluated. The Company believes that this information will become increasingly important in the treatment and management of prostate cancer. The growth rate of the tumor is also critical; for instance, a 50-year old man with a rapidly growing cancer must be treated differently than a 90-year old man with a very slow-growing prostate cancer. The Company provides this information for prostate and other cancers, including breast, colon and bladder cancers.

Sales and Marketing

      Physician Services Division

     As of December 31, 2001, the IMPATH Physician Services Sales and Marketing team consisted of 81 employees, including a Vice President, a National Director of Sales, a Director of Marketing, nine marketing personnel, four regional directors, and 65 sales representatives and sales support staff. This sales force consists of highly trained individuals with extensive scientific backgrounds and successful sales records with healthcare companies. The sales force focuses on educating clients about the benefits of the Company’s services in providing diagnostic, prognostic and treatment-defining information for better managing their cancer patients. The Company believes that the technical and clinical knowledge of its Physician Services sales force distinguishes it from other companies.

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

      IMPATH Predictive Oncology Division

     As of December 31, 2001, IPO sales and marketing activities were structured within two distinct business areas. Under the supervision of two Vice Presidents (Business Development and Finance and Operations); a sales force consisting of six sales representatives calls upon hospitals and oncology office practices in order to develop new sites for the Company’s GeneBank™ initiative and its IMPATH Clinical Trials Network™. By seeking to leverage and expand existing relationships that the Company enjoys through its Physician Services division as well as simultaneously developing new customers, the Company believes it can successfully expand these two resources within IMPATH.

     In connection with providing the comprehensive products and services offered by IPO to genomics, biotechnology and pharmaceutical companies to accelerate their drug discovery and development efforts, a highly-skilled scientific and medical staff with focused technical expertise (including a Vice President and Scientific Director, Vice President of Medical Affairs, and Vice President of Strategic Development) works closely with several sales representatives in developing customer-specific project specifications. Various members of the team interact regularly with clients to insure seamless integration of services and rapid response to customer needs. The Company attends trade shows and regional industry meetings related to its integrated oncology services and their potential application across its genomics, biotechnology and pharmaceutical clients. Collateral literature is also produced to support long-term growth objectives in each product initiative within IPO.

      Information Services Division

     As of December 31, 2001, IMPATH Cancer Registry™ software sales force consisted of two primary direct sales people supported, as necessary, by seven district managers. Additionally, sales efforts are enhanced with extensive client focused marketing programs designed to build strong, interactive relationships with clients. A Vice President of Business Development, together with inside sales and marketing staff, guide sales efforts. In addition, marketing manager within the corporate marketing department is dedicated to the IMPATH Information Services division. Division representatives regularly attend national and local tradeshows, plans and hosts seminars featuring industry related topics, participate in generating relevant case studies to demonstrate the cost effectiveness and utility of its tumor registry software capabilities and prepares newsletters and other collateral marketing support literature.

     The IMPATH Cancer Registry™ services emphasize customer service and support and assigns each customer a specific Client Services Representative. There are currently twenty Client Services Representatives located throughout the country. In addition, the division has four Technical Support Specialists based at its main office in New Jersey.

     The recently acquired Tamtron software products include the flagship PowerPath™ Anatomic Pathology System and the PowerPath™ Accounts Receivable system. PowerPath™ is currently being used in the delivery of pathology reports at 350 sites that offer surgical pathology, cytology and autopsy services. The PowerPath™ product is sold directly by the Company’s three direct sales representatives and through long-term business partnerships with McKesson-HBOC and Siemens. The Company’s marketing strategy includes attendance at national and local tradeshows, industry journal advertisements, telemarketing and direct mail campaigns. The Company’s primary goal is to create “reference quality” relationships with each customer. Customers currently include leading academic medical centers, integrated delivery networks, community hospitals and reference laboratories.

Competition

      Physician Services Division

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

      IMPATH Predictive Oncology Division

     IPO competes in an environment of large academic centers, research boutiques, biotechnology companies, site management and contract research organizations. The industry landscape is very fragmented, i.e., genomics companies in need of access to human tissue, clinical data, diagnostic development tools that they would purchase from several academic centers, perform DNA, RNA and mRNA extraction or hire an entity to perform those services, and then seek assistance in validating those targets from perhaps yet another entity. Thereafter, once a target has been validated, a diagnostic assay would need to be developed to identify the target in patients most likely to respond to the new therapeutic. Diagnostic products companies would be competitors in this area. Once a therapy has been developed, the pharmaceutical company would need to navigate the complex clinical trial process by appropriately designing the trials, recruiting the right patients and documenting the results in accordance with FDA standards. Contract research organizations and site management companies would also be competitors in this service.

     IPO is in a unique position in that it provides integrated oncology resources, from access through GeneBank™ to well-characterized, fully consented tissue specimens with treatment and outcomes data on the donors, to access to cutting edge technologies for molecular assessment. IPO assists in the development of a diagnostic tool to identify patients with the selected target, and then aids in recruiting the appropriate patients for targeted clinical trials to accelerate the drug development process while mitigating costs due to unnecessary over-recruitment. Additionally, IPO through the IMPATH Clinical Trials Network™ not only assists in patient recruitment but also helps facilitate the effective running of the trial in the community-based oncology office or hospital by providing central contracting, pharmacy and Institutional Review Board (“IRB”) services in additional to oversight of adherence to treatment protocols and uniformity of documentation.

     By virtue of the Company’s historic and current relationships with biotechnology and pharmaceutical companies as well as its new relationships with genomics companies, it has been able to enhance products and services for these customers by incorporating new capabilities. As new technologies and/or methodologies are developed, the Company opportunistically in-licenses them to ensure that it is providing a broad and comprehensive range of integrated oncology services to its clients and to improve its competitive position.

      Information Services Division

      The information Services division generates revenue through the sale of its IMPATH Cancer Registry™ software as well as through the maintenance and service of such software to hospitals and state registries. Competitors in this area consist of four companies and a number of state agencies. The Company believes it is not only the largest vendor of cancer registry software in the U.S., but also provides a product with significantly more capabilities and value-added features than its competitors. Tamtron’s proprietary PowerPath™ system is currently installed in about 350 sites nationwide and encompasses the full perspective of anatomic pathology workflow, with features such as multisite scalablitiy and customizable case reporting and tracking. Tamtron has marketing alliances with McKesson-HBOC and Siemens through which its PowerPath™ software can be integrated and sold as part of a complete healthcare information system. Competitors in this area consist of several large, public Health Information Services companies.

Reimbursement

     The Company typically bills third-party payors, such as private insurance plans, managed care plans and Medicare and Medicaid as well as hospitals, for services rendered through its Physician Services Division. Services rendered by the other divisions are paid for pursuant to contracts or agreements with customers.

     During 2001, 2000 and 1999, the Company received the following estimated percentages of its total revenues for diagnostic and prognostic services from the respective payors identified below:

	Year Ended December 31,
Payor	2001	2000	1999
Hospitals	10%	13%	17%
Private insurance/managed care	59%	54	55
Medicare	27%	28	23
Individual patients	4%	5	5

Total	100%	100%	100%

     For a discussion of the changes in these percentages in 2001, see Item 7 of this Annual Report on Form 10-K.

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

     As an alternative to traditional fee-for-service Medicare, the Medicare+Choice program allows beneficiaries to have access to a wide array of private health plan choices beyond the previously existing managed care arrangements. These additional plan options include “Coordinated Care Plans” which is a health management organization (“HMO”) with or without point of service option; a Provider-Sponsored Organization plan; a Preferred Provider Organization plan; and a demonstration Medical Savings Account project. The Company cannot predict what effect, if any, the program will have on the Company’s future Medicare revenues.

      As a provider of healthcare-related services, the Company is subject to extensive and frequently changing federal, state and local laws governing licensure, reimbursement, financial relationships, referrals, conduct of operations and other aspects of the Company’s business. In recent years, the federal government has expanded its investigative and enforcement activities relating to the billing of government programs, such as Medicare and Medicaid, by laboratories and other healthcare providers. In January 2000, the Company was notified that the U.S. Attorney’s Office for the Southern Disctrict of New York was investigating certain of the Company’s billing practices. The Company subsequently settled with the government without any admission of wrongdoing and in turn received a release of all related claims. The settlement and related expenses amounted to $9.7 million and are included in selling, general and administrative expenses.

     Revenues from analyses performed for other patients are derived principally from other third-party payors, including commercial insurers, Blue Cross/Blue Shield plans, HMO’s and preferred provider organizations and from hospitals (who in turn bill third-party payors or patients). With respect to third-party payors, management has elected, subject to applicable laws, not to accept reimbursement rates set by such non-governmental third-party payors as payment in full. With respect to hospitals, management negotiates the terms applicable to each arrangement.

     The Company currently receives Medicare reimbursement through three Medicare carriers. Reimbursement rates for some services of the type or similar to the type performed by the Company have been established by Medicare and some other third-party payors, but have not been established for all services or by all carriers with respect to any particular service. Most carriers, including Medicare, do not cover services they determine to be experimental or investigational, or otherwise not reasonable and necessary for diagnosis or treatment. However, a formal coverage determination is made with respect to relatively few new procedures. When such determinations do occur for Medicare purposes, they most commonly are made by the local Medicare carrier that processes claims for reimbursement within the carrier’s geographic jurisdiction. Medicare may retroactively audit and review its payments to the Company, and may determine that certain payments for services must be returned. With respect to other third-party payors, a positive coverage determination, or reimbursement without such determination, by one or more third-party payors does not assure reimbursement by other third-party payors. Significant disapprovals of payment for any of the Company’s services by various carriers, reductions or delays in the establishment of reimbursement rates, and carrier limitations on the coverage of the Company’s services or the use of the Company as a service provider could have a material adverse effect on the Company’s future revenues.

     Most services furnished by the Company are characterized for the purposes of the Medicare program as physician pathology services. As of January 1, 1992, all physician services, including pathology services, have been reimbursed by Medicare based on a new methodology known as the resource-based relative value scale (“RBRVS”), which was phased in over a four-year period. Updates to the RBRVS payment methodology, which are issued from time to time, have not had any significant effect on the Company’s reimbursement rates. In 2001, the Centers for Medicare and Medicaid Services (“CMS”), (formerly known as the Health Care Finance Administration or “HCFA”) announced a 5.4% cut in the conversion factor used to calculate the physician fee schedule, although other factors in the formula used to calculate payments actually increased. A small portion of the services furnished by the Company are characterized for purposes of the Medicare program as clinical laboratory services and reimbursed by Medicare under its clinical laboratory fee schedule. The Balanced Budget Act of 1997 froze the clinical laboratory fee schedule payments for the years 1998-2002. These changes have not had a material adverse effect on the Company’s revenues.

     Until recently, independent companies such as IMPATH were permitted to bill globally for the diagnostic and prognostic services furnished to hospital inpatients and outpatients. This meant that a company could bill both the technical component (“TC”) and the professional component (“PC”) to the Medicare Program. However, on November 2, 1999, HCFA, now known as CMS, announced that it would change this rule for inpatients and require such companies to bill the TC to the hospital, effective January 1, 2001. Subsequently, it also announced that the same rule would apply to hospital outpatients, effective January 1, 2003. Under these rules such companies would be required to bill the hospital for the TC for services furnished to inpatients and outpatients. There were no changes proposed with respect to the billing of the PC.

     The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), which was signed into law on December 21, 2000, included a provision that “grandfathered” the global billing of certain of these arrangements. The grandfathered provision applies to hospitals that had arrangements in existence prior to July 22, 1999, pursuant to which such companies billed Medicare for the TC of services furnished to hospital inpatients and outpatients. For these “covered hospitals” the Company may continue to bill the TC to the Medicare Program for an additional two years. Prior to the expiration of this period, the General Accounting Office is to make a report to Congress on the impact of this provision. IMPATH’s hospital business falls under the “grandfathered” provision.

Quality Assurance

     IMPATH engages in a number of quality control procedures, many of which the Company believes exceed industry norms. For instance, the Company does not buy untested commercially available reagent test kits. Instead, each of IMPATH’s reagents is selected from various suppliers based on an exhaustive in-house test of purity, batch-to-batch variability, potency and performance. IMPATH believes that its quality review procedures are superior to other centers performing similar analyses. In addition, the quality assurance program of the Company’s facilities includes close attention to the Company’s Standard Operating Procedures, continuing education and technical training of technologists, statistical quality control of all analytical processes, instrument maintenance, and regular inspection by governmental agencies and the College of American Pathologists (the “CAP”). The CAP is an independent non-governmental organization of board-certified pathologists that offers an accreditation program to which facilities can voluntarily subscribe. The CAP accreditation program involves both periodic inspections of the Company’s facilities and participation in the CAP’s proficiency testing program for all categories in which its facilities seek to attain or maintain accreditation. The Company’s facilities are CAP accredited, certified by Medicare, licensed by New York State, the City of New York and the States of California and Arizona and hold certificates of accreditation under the Clinical Laboratories Improvement Amendments of 1988, as amended (“CLIA”). The Company believes it has obtained all licenses and permits required to operate its facilities. IMPATH follows the quality control and quality assurance procedures established by CLIA, the CAP and various New York State, California, Arizona and New York City agencies.

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

     Licensure. The Company’s laboratory facilities are certified or licensed under the federal Medicare program and CLIA Licensure is maintained under the clinical laboratory licensure laws of New York, California and Arizona, where the Company’s facilities are located. The Company believes it has obtained all material laboratory licenses required for its operations. In addition, the California facility is licensed by the federal Nuclear Regulatory Commission and all three facilities are accredited by the CAP.

     The federal and state certification and licensure programs establish standards for the day-to-day operation of facilities, including, but not limited to, personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors employed by federal or state regulatory agencies. The CMS conducts an on-site survey every two years. In addition, federal regulatory authorities require participation in a proficiency testing program approved by the Department of Health and Human Services (“HHS”) for each of the specialties and subspecialties for which a facility seeks approval from Medicare, and accreditation under CLIA ‘88 requires participation in proficiency testing programs which involve actual testing of specimens by the facility that have been prepared by an entity running an approved program for testing.

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

     The activities of the IPO division are also subject to certain licensing requirements relating to the procurement and storage of tissue/tumor samples. IPO is licensed by New York as a tissue bank.

     False Claims/Anti-Kickback. The Company is subject to federal and state laws prohibiting an individual or entity from knowingly presenting claims for payment (by Medicare, Medicaid and certain other third-party payors) that contain false or fraudulent information. These laws provide for both civil and criminal penalties. Furthermore, providers found to have submitted claims which they knew were false or fraudulent, or for items or services that were not provided, may be required to make significant payments to the government (including damages and penalties in addition to the reimbursements previously collected) and may be excluded from Medicare, Medicaid and other federal healthcare program participation. Actions under false claims laws have increased significantly in recent years and have increased the risk that a business engaged in the healthcare industry, such as the Company, may become the subject of a federal or state civil and/or criminal investigation or action, be required to defend such action, be subjected to possible civil and criminal fines, be sued by private payors and be excluded from Medicare, Medicaid and/or other federally funded healthcare programs as a result of such an action.

     The Social Security Act imposes criminal penalties and exclusions from federal health care programs (including Medicare) upon persons who make or receive kickbacks, bribes or rebates in connection with a federal health care program (including Medicare). The anti-kickback rules prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item covered by a federal health care program (including Medicare) or ordering any such covered service or item. In order to provide guidance with respect to the anti-kickback rules, the Office of the Inspector General (“OIG”) issued final regulations outlining certain “safe harbor” practices, which although potentially capable of inducing prohibited referrals, would not be prohibited if all applicable requirements are met. A relationship that fails to satisfy a safe harbor is not necessarily illegal, but could be scrutinized on a case-by-case basis. The OIG accepts requests for and issues advisory opinions on the applicability of the anti-kickback rules to specified situations.

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

     Self Referral Regulations. Under another provision, known as the “Stark” law or “self-referral” prohibition, physicians who have an investment or compensation relationship with an entity furnishing certain designated health services, including clinical laboratory services (including pathology services) may not, subject to certain exceptions, refer clinical laboratory analyses for Medicare or Medicaid patients to that entity. Similarly, facilities may not bill Medicare, Medicaid or any other party for services furnished pursuant to a prohibited referral. Violation of these provisions may result in disallowance of Medicare and Medicaid claims for the affected analysis services, as well as the imposition of civil monetary penalties and program exclusion. Under the Stark law and the regulations implementing the law, a physician may make payments to a clinical laboratory in exchange for the facility’s provision of clinical laboratory services and continue to refer Medicare patients to that laboratory. The federal government announced new regulations under the Stark law, which went into effect in January 2002. The Company does not believe that these new regulations will have a material impact on the Company’s business operations.

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

     Food and Drug Administration.  The Food and Drug Administration (“FDA”) regulates certain medical devices, including in vitro diagnostic products used for laboratory testing, pursuant to the Food, Drug and Cosmetic Act. Pursuant to this authority, the FDA regulates certain types of monoclonal antibodies, called “analyte specific reagents” that the Company purchases and uses to create its own proprietary, in-house tests. In the past, the FDA has asserted that it has authority to regulate such tests, but has refrained from doing so other than with respect to those tests used to diagnose highly-contagious diseases that pose a risk to public health, such as HIV and tuberculosis. The FDA does require the Company to make disclosures on the test report when performing such tests. The FDA has recently indicated that it is reviewing the use of such tests, especially with regard to genetic tests, and may impose additional requirements on such testing. The Company cannot predict what impact, if any, such additional requirements could have on the Company.

     The FDA also oversees clinical trials and other types of research, including the types of activities conducted by IPO. Research related to drugs or devices for which FDA approval will be sought must comply with requirements relating to informed consent, disclosure of financial interests and reporting of “adverse events” among others. The Company relies on the institutions with which it contracts, in the case of GeneBank™, or the provider groups, in the case of the clinical trial activities of ICTN™, to obtain appropriate consents (with the Company’s assistance in certain instances) and the Company believes it is in material compliance with such requirements. However, the failure to obtain appropriate informed consents could have a material adverse effect on the Company’s research and clinical trial activities.

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

     HHS also imposes certain requirements on research that is federally funded, or in some cases, on institutions that receive federal funds pursuant to multi-project assurances, as a result of the “Common Rule.” Such requirements include informed consents, IRB review, and certain conflict of interest disclosures. Various states also imposes certain informed consent requirements, most recently in the areas of genetic testing. As noted above, the Company, relying on those with whom it contracts, believes it is in material compliance with such requirements. However, a failure to be in compliance could have a material adverse effect on the Company’s research or clinical trial activities.

     The activities of GeneBank™ are also subject to the approval of an institution’s IRB at or prior to the commencement of such activities at the institution. The Company often assists institutions in the process of obtaining IRB approval.

     Various government agency reports considered issues related to the protection of human subjects in research have spurred substantial public debate related to the issues of informed consent and conflicts of interest, among others. The Company cannot predict what governmental action may result from these agency reports, nor what impact, if any, such action may have on the ability of its IPO division to engage in research or clinical trial activities.

     The confidentiality of patient medical records is subject to substantial regulation by the state and federal governments. State and federal laws and regulations govern both the disclosure and the use of confidential patient medical record information. Legislation governing the dissemination and use of medical record information is continually being proposed at both the state and federal levels. Additional legislation may require that holders or users of confidential patient medical information implement measures to maintain the security of such information and may regulate the dissemination of even anonymous patient information. In 2000, the federal government issued certain regulations required by the Health Insurance Portability and Protection Act of 1996, relating to the privacy of patient information, including the use of such information by “business associates” of health care providers. Compliance with the privacy requirements must occur by April 2003. The Company, as well as physicians and other persons providing patient information to the Company is also required to comply with these federal and state laws and regulations. If the Company is found to have violated any state or federal statute or regulation with regard to confidentiality, dissemination or use of patient medical information, the Company could be liable for damages, or for fines or penalties. The Company believes that it is in material compliance with all applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information with respect to its various activities, and will be able to comply with the new regulations by the compliance date. However, there can be no assurance that differing interpretations of existing laws and regulations or the adoption of new laws and regulations would not have a material adverse effect on the ability of the Company to obtain or use patient information which, in turn, could have a material adverse effect on the Company’s plans to develop and market its cancer information database.

Insurance

     The Company is presently covered by general liability insurance in the amount of $6.0 million per occurrence and $7.0 million in the aggregate, professional liability insurance in the amount of $6.0 million per occurrence and $8.0 million in the aggregate for the Company’s Medical Directors and other physicians, and Directors and Officers liability insurance in the amount of $20.0 million per occurrence and in the aggregate. The Company’s pollution liability insurance of $5.0 million per occurrence and $5.0 million in the aggregate covers claims relating to the handling and disposal of medical specimens and infectious and hazardous waste, except in the event of malfeasance or fraud by the Company. Management believes that these amounts and types of coverage are adequate to protect the Company and its property against material loss.

Employees

     As of December 31, 2001, the Company had 960 full-time and 97 permanent part-time employees, of which 301 were management, administrative and clerical personnel, 81 were engaged primarily in marketing and sales activities and 675 were engaged in laboratory and related operations. None of the Company’s employees are covered by collective bargaining agreements. The Company believes its employee relations are good.

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

     FDA: U.S. Food and Drug Administration is a consumer protection agency that promotes public health by helping safe and effective products reach the market in a timely way as well as monitor products for continued safety after they are in use.

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

     Hormone: A chemical substance produced by an organ that has a specific regulatory effect on the activity of organs.

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

     Oncology: The study of cancer.

     Pathology: That branch of medicine that studies essential nature of disease, especially the structural and functional changes in tissues and organs of the body that cause or are caused by disease.

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

     Receptor: Protein that specifically binds to another and mediates the biological activity of the other.

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

Item 2. Properties.

     The Company’s main facility and executive offices are located at 521 and 533 West 57th Street, New York, New York, where the Company currently leases approximately 80,000 square feet of space under a 12½-year lease expiring in March 2010. The lease provides for minimum aggregate annual rental payments of approximately $1,017,400. The Company is also required to pay for repairs, property taxes and insurance relating to this facility.

     The Company’s California facility and offices are located at 5300 McConnell Avenue, Los Angeles, California, where the Company leases approximately 68,800 square feet of space. This facility commenced operations in August 2000 pursuant to a new lease agreement, which expires August 2010. The new lease provides for minimum annual rental payments of approximately $1,575,300. The Company is also required to pay for repairs, property taxes and insurance relating to this facility.

     The Company’s Arizona facility and offices are located at 810 E. Hammond Avenue, Phoenix, Arizona, where the Company leases approximately 22,600 square feet of space under a lease, which expires in September 2006. The Company commenced operations at this facility in January 1997, when it completed the acquisition of certain assets of Oncogenetics, Inc. The lease provides for minimum annual rental payments of approximately $77,600. The Company is also responsible for all maintenance, property taxes and insurance relating to the facility.

     The facility and offices of the Company’s Medical Registry Services subsidiary is located at One University Plaza, Hackensack, New Jersey, where the Company has entered into a lease expiring July 2005 for approximately 3,792 square feet of space. The lease provides for minimum annual rental payments of approximately $85,600. The Company is also required to pay for repairs, property taxes and insurance relating to this facility.

     The Company has a facility and offices at 25 Kenwood Circle, Franklin, Massachusetts, where the Company leases approximately 22,000 square feet of space under a lease, which expires in March 2006. The lease provides for minimum annual rental payments of approximately $148,500. The Company is also required to pay for repairs, property taxes and insurance relating to the facility.

     The Company has a facility and offices at 11215 Knott Avenue, Cypress, California, where the Company has approximately 11,630 square feet of space under a lease, which expires in January 2004. The lease provides for minimum annual rental payments of approximately $119,200. The Company is also responsible for all maintenance, property taxes and insurance relating to the facility.

     The Company’s New Jersey office is located at 25 Rockwood Place, Englewood, New Jersey, where the Company has approximately 1,500 square feet of space, under a lease, which expires, January 2008. The lease provides for minimum annual rental payments of approximately $33,800. The Company is also required to pay for repairs, property taxes and insurance related to this space.

Item 3. Legal Proceedings.

From time to time, the Company is involved in various legal actions in the normal course of business, some of which seek monetary damages. While the Company cannot predict with absolute certainty the outcome of any of the proceedings in which it is involved, the Company believes any ultimate liability associated with these proceedings would not have a material adverse effect on the Company’s consolidated financial position or results of operations. See “Note 16 of Notes to Consolidated Financial Statements.”

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The Company’s common stock trades on the Nasdaq National Market under the symbol “IMPH.” The following table sets forth the range of high and low bid prices per share for the common stock for the period from January 1, 2000 through February 28, 2002 (split adjusted).

	High	Low
Fiscal 2000
First Quarter	$20.50	$10.50
Second Quarter	$27.78	$15.00
Third Quarter	$64.50	$24.88
Fourth Quarter	$81.56	$33.25

Fiscal 2001
First Quarter	$69.25	$31.56
Second Quarter	$49.30	$28.75
Third Quarter	$50.15	$28.30
Fourth Quarter	$49.20	$28.71

Fiscal 2002
First Quarter (through February 28, 2002)	$44.45	$35.31

     On March 20, 2002, the last sale price of the common stock as reported on the Nasdaq National Market was $42.00. As of January 31, 2002, there were approximately 72 record holders of the common stock.

Item 6. Selected Financial Data.

     The following table sets forth selected consolidated financial and operating data of the Company as of December 31 in each of 1997 through 2001 and for each of the years in the five-year period ended December 31, 2001. The consolidated statement of operations and consolidated balance sheet data have been derived from the Company’s audited consolidated financial statements. Such consolidated balance sheets as of December 31, 2000 and 2001 and consolidated statements of operations for each of the years in the three-year period ended December 31, 2001 and the notes thereto are included in Item 14(a) of this Annual Report on Form 10-K. The historical consolidated financial data should be read in conjunction with and are qualified in their entirety by reference to the consolidated financial statements of the Company and the related notes thereto and to Item 7 of this Annual Report on Form 10-K.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$37,063	$56,259	$85,366	$138,221	$189,615
Income from operations	5,785	8,521	12,081	20,248	21,354
Net income	3,649	6,948	8,235	12,949	10,991
Earnings per Share
Basic:	$ 0.34	$ 0.46	$ 0.52	$ 0.83	$ 0.69

Diluted:	$ 0.31	$ 0.43	$ 0.51	$ 0.80	$ 0.66

Weighted average common and common
equivalent shares outstanding
Basic (1):	10,796	15,270	15,896	15,540	16,015

Diluted (1):	11,618	16,004	16,306	16,278	16,709

	As of December 31,
	1997	1998	1999	2000	2001
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$21,951	$ 80,696	$ 56,105	$ 66,284	$ 74,716
Total assets	46,342	150,033	149,777	196,773	236,764
Long-term obligations, net of current portion	2,726	4,026	11,178	24,789	44,959
Total stockholders’ equity	38,309	124,587	120,314	139,069	155,669

(1)	On July 24, 2000, the Company’s Board of Directors declared a two-for-one common stock split effected in the form of a 100% common stock dividend, which was distributed on August 28, 2000 to each shareholder of record at the close of business on August 16, 2000. Accordingly, all share and per share information contained in this annual report have been retroactively adjusted to reflect the stock split.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in Item 14(a) of this Annual Report on Form 10-K. See “Forward Looking Statements”

Overview

     IMPATH was founded in 1988 and has become a leader in providing critical information essential for making medically optimal and cost-effective cancer management decisions for individual cancer patients. The Company is focused exclusively on the analysis of cancer, combining advanced technologies and medical expertise to provide patient-specific diagnostic, prognostic and treatment information to physicians involved in the treatment of cancer. With expected medical cost increases attributable to the growth in the number of cancer patients and the high cost of new therapies, the Company anticipates significant and growing demand for cancer management information. The Company has established its leadership and reputation through its extensive expertise, its integration of technological advances, its emphasis on customer service and education and the cost-effectiveness of its services.

     The Company’s revenues, which have increased an average of approximately 54% annually since 1996, have been derived from performing specialized cancer analyses for which IMPATH typically bills various third-party payors, such as private insurance plans, managed care plans and governmental programs (e.g., Medicare), as well as hospitals and individual patients. Over the last few years, the Company has experienced increased pressures on reimbursement and expects such pressures to cause reduced unit pricing for diagnostic and prognostic analyses in future periods. The revenue generated from private insurance and managed care has increased significantly as a percentage of total revenue in the last three years as a result of increased focus by the Company’s sales force on oncology offices as well as a desire by the Company’s hospital clients to have the Company bill third parties directly. Despite those pressures, the Company has experienced increasing average reimbursement trends due to changes in its product mix and application of new technologies. The Company also derives revenues by licensing its IMPATH Cancer Registry™ software to community hospitals and state agencies as well as providing integrated services and information resource for genomics, biopharmaceutical, diagnostic products and pharmaceutical companies in the development and commercialization of targeted gene-based and protein-based therapies.

     The following table sets forth the percentages of total revenues represented by certain items reflected in the Company’s consolidated statements of operations. The Company’s business generally has been unaffected by seasonality, except for slower growth in revenues during the third quarter of its fiscal year due to reduced summertime activity.

	Years Ended December 31,
	2001	2000	1999
Total revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of Goods Sold	32.9	34.3	36.3
Gross profit	67.1	65.7	63.7
Selling, general and administrative	47.4	43.3	41.3
Depreciation and amortization	8.4	7.8	8.2

Total operating expenses	88.7	85.4	85.8

Operating income	11.3	14.6	14.2

Net income	5.8	9.4	9.6

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

     The Company’s total revenues for the years ended December 31, 2001 and 2000 were $189.6 million and $138.2 million, respectively, representing an increase of $51.4 million, or 37.2%, in 2001. This growth was primarily attributable to a 15% increase in case volume resulting from increased sales and marketing activities, as well as a 19% increase in revenue realization per case due to continuing product mix changes toward lymphoma/leukemia cases, which entail more analyses as well as an increase in the number of technologies applied in analyzing cases. In addition, IMPATH Predictive Oncology ™ (“IPO”) revenues increased 69.5% to $16.1 million up from $9.5 million in the year ago period primarily driven by increases in the numbers of projects and the scopes of projects with biopharmaceutical companies.

     Cost of sales, which primarily includes payroll, laboratory supplies, logistics and outside services, for the years ended December 31, 2001 and 2000 were $62.4 million and $47.4 million, respectively, representing an increase of $15 million, or 31.6%, in 2001. This increase was necessitated by rapid case volume growth, a continuing product shift to more complex cases, as well as labor costs associated with the IPO division’s expansion. In addition, the Company reported one-time charges in the third quarter of $650,000 in severance and related costs associated with the Company’s restructuring of its clinical trial business made pursuant to the acquisition of a clinical trial network from Innovative Clinical Solutions, Ltd. (“ICSL”) and $400,000 for salaries paid to laboratory employees idled during the events of September 11th. Cost of sales as a percentage of total revenues decreased to 32.9% in 2001 from 34.3% in 2000. This decrease was due primarily to the 19% revenue per case increase realized in physician services and improved margins generated from IPO.

     Gross profit for the years ended December 31, 2001 and 2000 were $127.2 million and $90.8 million, respectively, representing an increase of $36.4 million or 40.1% in 2001. Gross profit margins increased to 67.1% in 2001, up from 65.7% in 2000.

     Selling, general and administrative expenses for the years ended December 31, 2001 and 2000 were $89.9 million and $59.8 million, respectively, representing an increase of $30.1 million, or 50.3%, in 2001. The increase is primarily due to an additional $12.1 million in bad debt expense required to account for billing and collection delays precipitated by an inefficient billing system, as well as a payor mix shift resulting in an increase in the percentage of managed care and patient receivables. In addition, the Company incurred a one-time charge of $9.7 million related to the settlement reached with the government in the third quarter associated with its billing practices. Selling, general and administrative expenses as a percentage of revenues increased to 47.4 % in 2001 from 43.3% in 2000 as a result of the aforementioned one-time charge and the increase in bad debt expenses.

     Depreciation and amortization expense for the years ended December 31, 2001 and 2000 was $15.9 million and $10.7 million, respectively, representing an increase of $5.2 million, or 48.6%, in 2001. This increase was primarily due to $3.2 million in depreciation expense for new furniture, office and lab equipment, as well as leasehold improvements incurred in connection with the expansion of the Company’s New York and Los Angeles facilities. The Company also recorded $1.5 million in depreciation expense for enhancements made to the Company’s clinical and billing systems. Additionally, $324,000 in expense was recorded for the amortization of GeneBank™ assets. As a percentage of total revenues, depreciation and amortization expense increased to 8.4% in 2001 from 7.8% in 2000, as a result of a depreciation associated with the new Los Angeles facility which commenced operations in the fourth quarter of 2000 and the amortization of GeneBank™.

     Income from operations for the years ended December 31, 2001 and 2000 was $21.4 million and $20.2 million, respectively, representing an increase of $1.2 million, or 5.9%, in 2001. The 2001 figure reflects one-time charges recorded in the third quarter of $9.7 million related to the settlement reached with the government, $650,000 associated with the Company’s restructuring of its clinical trial business and $400,000 in salaries and related expenses for employees idled during the events of September 11th. As a percentage of total revenues, income from operations decreased to 11.3% in 2000, from 14.6% in 2000, due to the non-recurring charges.

     Other (expense) income, net for the years ended December 31, 2001 and 2000 was $(1.9) million and $2.4 million, respectively, representing a decrease of $4.3 million in 2001. The decrease is attributable to a one-time gain of $3.2 million included in the prior year associated with the sale of 100% of the Company’s investment in ILEX, as well as additional interest expense associated with increases in capital lease obligations, long-term borrowings and a reduction in the amount of interest bearing securities on hand.

     The tax provision for the year ended December 31, 2001 of approximately $8.5 million reflects federal, state and local income tax expense. The effective tax rate for 2001 was 43.5% compared to 43.0% in 2000. The increased effective tax rate resulted from an increase in the Company’s state and local tax provision, primarily due to lower tax-exempt interest income.

     Net income for the years ended December 31, 2001 and 2000 was $11 million and $12.9 million, respectively, representing a decrease of $1.9 million, or 14.7%, in 2001. Due to the non-recurring charges, net income as a percentage of revenue decreased to 5.8% in 2001 from 9.4% in 2000.

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

     The Company’s total revenues for the years ended December 31, 2000 and 1999 were $138.2 million and $85.4 million, respectively, representing an increase of $52.8 million, or 61.8%, in 2000. This growth was primarily attributable to an 18.0% increase in case volume resulting from increased sales and marketing activities, as well as a 36% increase in revenue realization per case due to continuing product mix changes toward lymphoma/leukemia cases, which entail more analyses. In addition, IPO revenues increased 148.5% over prior year billings as a result of the successful integration of the then-recently acquired BioClinical Partners and increases in the numbers of projects with genomics companies.

     Cost of sales, which includes primarily payroll, laboratory supplies, logistics and outside services, for the years ended December 31, 2000 and 1999 were $47.4 million and $31.0 million, respectively, representing an increase of $16.4 million, or 52.9%, in 2000. This increase was the result of increased personnel due to rapid case volume growth and the shift to more complex cases, as well as labor costs associated with the Company’s then-recent acquisitions. Cost of sales, as a percentage of total revenues, decreased to 34.3% in 2000 from 36.3% in 1999. This decrease was facilitated by the Company’s successful expansion strategy resulting in streamlining of operational duties combined with a higher revenue realization per case.

     Gross profit for the years ended December 31, 2000 and 1999 were $90.8 million and $54.3 million, respectively, representing an increase of $36.5 million or 67.2% in 2000. Gross profit margins were 65.7% and 63.7% respectively. The increase was primarily due to a higher revenue realization per case as well as operational efficiencies facilitated by the Company’s successful expansion strategy.

     Selling, general and administrative expenses for the years ended December 31, 2000 and 1999 were $59.8 million and $35.3 million, respectively, representing an increase of $24.5 million, or 69.4%, in 2000. The largest component of this increase was $10.9 million of increased bad debt expense associated with higher revenues and billing and collection delays associated with an inefficient billing system. Additionally, a one-time charge of $3.3 million was recorded for a settlement of a dispute and related legal fees associated with a prior acquisition. Operating expenses increased by $2.6 million in connection with then recent acquisitions and costs of $2.1 million were incurred in connection with building the IPO infrastructure. Selling, general and administrative expenses as a percentage of net revenues, increased to 43.3 % in 2000 from 41.3% in 1999, as a result of the one-time charge.

     Depreciation and amortization expense for the years ended December 31, 2000 and 1999 was $10.7 million and $7.0 million, respectively, representing an increase of $3.7 million, or 52.9%, in 2000. This increase was primarily due to $1.6 million in depreciation expense associated with optimizing the Company’s clinical and billing systems, an additional $982,000 in depreciation incurred in connection with the expansion of our facilities and $637,000 in amortization of intangible assets associated with then recent acquisitions. As a percentage of total revenues, depreciation and amortization expense decreased to 7.8% in 2000 from 8.2% in 1999.

     Income from operations for the years ended December 31, 2000 and 1999 was $20.2 million and $12.1 million, respectively, representing an increase of $8.1 million, or 66.9%, in 2000. The 2000 figure reflects an increase in operating margins associated with the Company’s core physician services business, partially offset by one-time expenses of $3.3 million related to the settlement of a dispute associated with a prior acquisition. As a percentage of total revenues, income from operations increased to 14.6% in 2000 from 14.2% in 1999.

     Other income, net for the years ended December 31, 2000 and 1999 was $2.4 million and $1.6 million, respectively, representing an increase of $0.8 million in 2000. The increase was primarily the result of a one-time gain of $3.2 million associated with the sale of 100% of the Company’s investment in ILEX, partially offset by increased interest expense related to additional capital lease obligations and acquisition-related debt. The Company also recorded lower interest income in 2000, due to the sale of interest bearing securities, the proceeds of which were used to finance the Company’s stock buyback program and recent acquisitions.

     The tax provision for the year ended December 31, 2000 of approximately $9.7 million reflects federal, state and local income tax expense. The effective tax rate for 2000 was 43.0% compared to 40.0% in 1999. The increased effective tax rate resulted from an increase in the Company’s state and local tax provision due to lower tax-exempt interest income.

     Net income for the years ended December 31, 2000 and 1999 was $12.9 million and $8.2 million, respectively, representing an increase of $4.7 million, or 57.3%, in 2000. As a percentage of total revenues, net income decreased to 9.4% in 2000 from 9.6% in 1999. This decrease was due to a 300 basis point increase in our tax provision, as well as lower interest income, and increased interest expense associated with capital lease obligations and acquisition related debt.

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

     The Company’s cash and cash equivalent balances at December 31, 2001 and December 31, 2000 were $5.9 million and $13.5 million, respectively, representing a decrease of $7.6 million in 2001. The Company also had approximately $16.5 million in marketable securities at December 31, 2001, representing a $1.5 million decrease from the $18.0 million at December 31, 2000. The net decrease in cash and cash equivalents for the year was primarily due to $31.2 million in capital expenditures and related lease obligation payments, $2.8 million in acquisition related note payments, and $2.9 million for the acquisition of certain assets of ICSL Additionally, the Company invested $5 million into GeneBank™ which is a repository of tissues, clinical data, treatment history and outcomes analyses from cancer patients which is used to facilitate genomic (gene-based) and proteomic (protein-based) discovery initiatives. This decrease was offset during the period by operating cash flow of $13.3 million and a $16 million draw down on the Company’s revolving credit line. The cash provided by operations was driven by operating income of approximately $21.4 million, partially offset by increases in accounts receivable, net of allowance for bad debt of $12.9 million as well as the $9 million related to the settlement reached with the government. The increase in net accounts receivable was due to case volume growth and a continuing product mix shift towards lymphoma/leukemia cases, which carry a higher revenue realization per case.

     During 2001, the Company received approximately $2.7 million from the issuance of common stock upon the exercise of Company stock options and warrants, as well as $585,000 related to purchases under the employee stock purchase plan.

     In June 2001, the Company entered into a $50 million Senior Secured Credit Facility consisting of a five-year commitment for a $25 million revolving credit line and a $25 million 364-day facility intended for acquisitions. The credit facility syndicated by Fleet National Bank, which will also act as Agent for the lenders, replaced the Company’s previous $15 million unsecured line of credit that expired June 28, 2001. In connection with the Tamtron acquisition on January 18, 2002, the Company amended its original credit facility and converted its $25 million 364-day facility to a $28 million term loan. The term loan shall be amortized over a five-year period, with interest only payable for the first twelve months. Thereafter, the loan shall be payable in seventeen payments of principal plus interest, with principal of $4.9 million in 2003, 2004, 2005 and 2006 and a final principal payment of $8.4 million in 2007. Both the revolving credit line and the term loan bear interest at LIBOR plus 1.25%. As of December 31, 2001, the Company has $16 million outstanding under the revolving credit line and $3 million drawn down from the term loan. The $16 million under the revolving credit line is due in full in five years. In connection with the amended facility, the Company also amended certain debt covenants contained in the original agreement.

Year ending December 31,	Operating leases	Capital leases
2002	$ 4,290,009	$15,934,174
2003	3,927,572	15,080,058
2004	3,455,828	9,999,032
2005	3,317,971	2,410,154
2006	3,139,986	—
Thereafter	10,622,626	—

	$ 28,753,992	$43,423,418

Amount representing interest
(rates range from 4.45% to 11.47%)		(3,490,333)

     The Company has lines of credit for financing equipment, leasehold improvements and computer hardware and software. In July 1999, the Company established a $6.0 million credit line with Newcourt Financial (currently “CIT Group”) with lease terms that are based on 48 monthly payments at a rate equal to .35% above yield on four-year treasury notes. As of December 31, 2001, the Company had fully drawn against this line. In September 1999, the Company established a $6.0 million credit line with Fleet Bank with lease terms based on 48 monthly payments at a rate equal to .20% above the yield on four-year treasury notes. As of December 31, 2001, approximately $1.0 million was drawn against this line. In December 1999, the Company established a $6.2 million credit line with First American Bankcorp, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. The line of credit was subsequently increased to $21.2 million in March 2001, under the same lease terms. As of December 31, 2001, approximately $19.4 million was drawn against this line. In November 2001, the Company established an additional $10 million credit line with First American Bankcorp, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2001 the Company had not drawn against this line. In April 2000, the Company established an $875,000 credit line with Dynamics Commercial Funding Corp. with lease terms of 36 months and a rate equal to the yield on three-year treasury notes. As of December 31, 2001, the Company had fully drawn against this line. In June 2000, the Company established an additional $4.0 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2001, the Company had fully drawn against this line. In November 2000, the Company established an additional $2.9 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2001, approximately $2.6 million was drawn against this line. In April 2000, the Company established a $3.0 million credit line with First Sierra Financial, Inc. (currently “Popular Leasing, USA”) with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2001, the Company had fully drawn against this line. In September 2000, the Company established an additional $6.0 million credit line with First Sierra Financial, Inc. (currently “Popular Leasing, USA”) with the lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2001, approximately $5.4 million was drawn against this line. In November 2001, the Company established an additional $2 million credit line with Popular Leasing, USA with lease terms of 48 months and a rate equal to .35% above yield on four-year treasury notes. As of December 31, 2001 the Company had not drawn against the line. In July 2000, the Company established a $7.15 million credit line with Advanced Capital Resources Corp. (currently “Applied Financial, Inc.”) with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2001, approximately $6.6 million was drawn against this line. In November 2000, the Company established a $3.0 million credit line with Trimarc Financial Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2001, the Company had fully drawn against this line. In April 2001, the Company established an additional $1.1 million credit line with Trimarc Financial Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2001 approximately $1.1 million was drawn against this line. In January 2001, the Company established a $2 million credit line with IFC Credit Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2001, approximately $525,000 was drawn against this line.

     On January 18, 2002, the Company completed the acquisition of Tamtron Corporation for $25.9 million in cash, subject to adjustment upon finalizing the closing balance sheet, plus expenses. Tamtron is a San Jose, California, based company and its major product, PowerPath™, is a technology system designed specifically for companies providing surgical pathology, cytology and autopsy services (anatomic pathology) to streamline operations and support multi-site or multi-entity healthcare networks. The acquisition will be accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 141 under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values. The resulting goodwill from this transaction of $17 million will not be amortized and intangibles of $11 million will be amortized over periods from three to fifteen years. Tamtron has annualized revenue of approximately $10 million generated primarily through software sales and maintenance contracts. Its current customer base includes more than 350 sites including hospitals and academic medical centers around the country, processing over 5 million cases per year. The source of funds for the acquisition was a combination of the Company’s available cash, as well as advances totaling $25 million under its amended credit facility. See Footnote 9 “Indebtedness”for further discussion regarding the credit facility.

     During the course of the Company’s strategic review for the Quarter ended March 31, 2002, it was determined that the Company would no longer offer certain products based on technology which was purchased from Biologic & Immunologic Science Laboratories, Inc. (“BIS”), an acquisition that was completed in July 1998. As a result, the Company recorded a goodwill write-down of $3,200,000, which eliminated all remaining goodwill from the BIS acquisition. The goodwill impairment was necessitated by the Company’s decision to completely discontinue the BIS product offering, Additionally, the Company recorded a one-time charge of $3,700,000 to account for severance and related costs as well as increase in its allowances for bad debt expenses related to those accounts the Company will no longer be servicing.

     The Company’s growth strategy is anticipated to be financed through its current cash resources and existing third-party credit facilities. The Company believes the combination of these sources will be sufficient to fund its operations and satisfy the Company’s cash requirements for the next 12 months and the foreseeable future. There may be circumstances, however, that would accelerate the Company’s use of cash resources, specifically, acquisitions of businesses or technologies that could require additional liquidity needs. If this occurs, the Company may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company. See “Forward-Looking Statements”

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities, specifically contractual and bad debt allowances for doubtful accounts;

•	accounting for income taxes; and

•	valuation of long-lived and intangible assets and goodwill.

Revenue recognition. The Company generally recognizes revenue for services rendered upon completion of the testing process. Revenue is reported at the estimated net realizable amounts from patients, third-party and government payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with certain payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.

     Revenue from IPO is recognized within the guidance contained in the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Revenues are recognized upon completion of analysis in accordance with the terms of the contract. In cases where the contract calls for the biological specimen to be shipped, revenue is recognized upon shipment of the biological material to the customer.

     Revenue from the Information Services division is deferred and recognized on a straight-line basis over the term of the agreement. All license agreements have support and maintenance obligations by the Company.

Contractual allowances and allowance for doubtful accounts. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of contractual allowances and potential future uncollectible accounts receivable. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of our revenue and expenses for any period if management made different judgments or utilized different estimates. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $63.6 million, net of allowance for doubtful accounts of $22.4 million as of December 31, 2001.

Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

     Valuation of long-lived and intangible assets and goodwill. The Company reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, including any goodwill associated with the asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset. See “New Accounting Standards” Footnote 2(p) regarding two recently issued accounting standards on business combinations and goodwill and other intangibles.

     In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we will cease to amortize approximately $25.5 million of goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002 but do not believe a material impairment charge will be recorded.

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

Recently Issued Accounting Standards

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”), which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed for impairment at least annually and an impairment charge will be recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The provisions of SFAS 141 have been adopted for any business combination consummated after June 30, 2001. Goodwill acquired in a business combination for which the acquisition date is after June 30, 2001 will not be amortized. We will adopt the provisions of SFAS 142, related to goodwill acquired prior to June 30, 2001 and intangible assets, on January 1, 2002. The adoption of this accounting standard is expected to reduce the amount of amortization of goodwill recorded in our consolidated financial statements by approximately $1.7 million annually, commencing January 1, 2002. The Company is in the process of finalizing its evaluation of its goodwill and intangible assets for its reporting units and expects to complete its review during first quarter 2002.

     In August 2001, the FASB issued SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supercedes SFAS No. 121. SFAS 144 further refines SFAS 121‘s requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. SFAS 144 also extends the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001 (2002 for the Company). We believe that the adoption of SFAS 144 will not have a material effect on our consolidated results of operations or financial position

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. See “Forward Looking Statements”. Actual results may differ materially from those described.

     Our holdings of financial instruments are comprised primarily of U.S. corporate debt, U.S. government debt and commercial paper. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate or return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum, and at December 31, 2001, more than 62% of our holdings were in instruments maturing in two years or less and more than 68% of such holdings matured in one year or less.

Item 8. Financial Statements and Supplementary Data.

     For information concerning this item, see Item 14(a) below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     For information concerning this item, see text under the captions “Election of Directors” and “Executive Officers” in the 2002 Proxy Statement of the Company (the “Proxy Statement”) to be filed subsequent to the filing of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 11. Executive Compensation.

     For information concerning this item, see text under the captions “Executive Compensation,” “Employment-Related Agreements with Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which information is incorporated herein by reference.

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

(2) Financial Statement Schedules:

Schedule I Valuation and Qualifying accounts on F-26. All other schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes thereto.

(3) Exhibits:

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

(b) Reports on Form 8-K:

A current report on Form 8-K dated October 22, 2001 was filed on October 23, 2001 by the registrant, in connection with the press release dated October 22, 2001, announcing preliminary terms with the United States Department of Justice.

38

POWER OF ATTORNEY

     The Registrant and each person whose signature appears below hereby appoint each of Anu D. Saad, Ph.D. David J. Cammarata and Richard C. Rosenzweig as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes in this Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to this Report with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2002	IMPATH Inc. By: /s/ ANU D. SAAD —————————————— Anu D. Saad, Ph.D. Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 1, 2002	By: /s/ ANU D. SAAD —————————————— Anu D. Saad, Ph.D. Chief Executive Officer, Chairman of the Board and Director

Dated: April 1, 2002	By: /s/ RICHARD P. ADELSON —————————————— Richard P. Adelson President and Chief Operating Officer

Dated: April 1, 2002	By: /s/ DAVID J. CAMMARATA —————————————— David J. Cammarata Chief Financial Officer and Principal Accounting Officer

Dated: April 1, 2002	By: /s/ ROBERT E. CAMPBELL —————————————— Robert E. Campbell Director

Dated: April 1, 2002	By: /s/ RICHARD J. COTE —————————————— Richard J. Cote, M.D. Director

Dated: April 1, 2002	By: /s/ GEORGE FRAZZA —————————————— George Frazza Director

Dated: April 1, 2002	By: /s/ DAVID GALAS —————————————— David Galas, Ph.D. Director

Dated: April 1, 2002	By: /s/ JOSEPH A. MOLLICA —————————————— Joseph A. Mollica, Ph.D. Director

Dated: April 1, 2002	By: /s/ MARCEL ROZENCWEIG —————————————— Marcel Rozencweig, M.D. Director

39

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors’ Report	F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
Consolidated Statements of Operations for the years ended December 31, 2001, 2000
and 1999	F-4
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001
2000 and 1999	F-5 to F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000
and 1999	F-7
Notes to Consolidated Financial Statements	F-8 to F-25
Schedule I Valuation and Qualifying Accounts	F-26

F-1

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
IMPATH Inc.:

     We have audited the accompanying consolidated balance sheets of IMPATH Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMPATH Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                     KPMG LLP

Short Hills, New Jersey
February 8, 2002

IMPATH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000
Assets
Current assets:
Cash and cash equivalents	$ 5,854,628	$ 13,488,731
Marketable securities, at market value	16,509,263	17,991,191
Accounts receivable, net of allowance for doubtful accounts of $22,423,389 in 2001 and
$13,384,151 in 2000	63,637,345	50,744,554
Prepaid expenses	1,110,060	759,151
Deferred tax assets	5,227,139	4,267,831
Other current assets	15,069,165	9,145,318

Total current assets	107,407,600	96,396,776

Fixed assets, less accumulated depreciation and amortization	84,774,078	61,062,211
Deposits and other non-current assets	1,053,620	522,801
Goodwill, net of accumulated amortization of $5,633,730 in 2001 and $3,799,632 in 2000	25,453,795	25,406,643
Intangible assets, net of accumulated amortization of $4,696,684 in 2001 and $3,126,129 in 2000	18,075,120	13,384,985

Total assets	$236,764,213	$196,773,416

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of capital lease obligations	$ 13,973,630	$ 10,171,471
Current portion of notes payable	—	2,512,164
Short term borrowings	—	3,000,000
Accounts payable	4,725,867	3,397,666
Deferred revenues	2,033,962	2,158,989
Income taxes payable	6,126,628	4,998,264
Accrued expenses	5,831,623	3,873,610

Total current liabilities	32,691,710	30,112,164

Capital lease obligations, net of current portion	25,959,454	24,788,612
Notes payable, net of current portion	19,000,000	—
Deferred tax liabilities	3,444,249	2,803,271
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.005 par value, authorized 2,000,000 shares; 0 and 0 shares issued in 2001	—	—
and 2000, respectively
Common stock, $.005 par value, authorized 50,000,000 shares; 18,406,579 and 18,000,899	92,033	90,005
shares issued in 2001 and 2000, respectively; 16,197,103 and 15,791,423 shares outstanding in 2001 and 2000, respectively
Common stock to be issued, $.005 par value; 0 shares in 2001, 40,000 shares in 2000	—	595,000
Additional paid-in capital	138,259,994	133,633,347
Retained earnings	44,226,341	33,235,013
Accumulated other comprehensive loss	(10,776)	(153,157)

	182,567,592	167,400,208
Less:
Cost of 2,209,476 shares of common stock held in treasury in 2001 and 2000,
respectively	(26,750,281)	(26,750,281)
Deferred compensation	(148,511)	(1,580,558)

Total stockholders’ equity	155,668,800	139,069,369

Total liabilities and stockholders’ equity	$236,764,213	$196,773,416

See accompanying notes to consolidated financial statements. F-3

IMPATH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Revenues:
Net Physicians Services	$ 168,771,099	$ 124,224,462	$ 77,433,164
IMPATH Predictive Oncology	16,120,584	9,538,554	3,838,181
Information Services	4,723,033	4,457,800	4,095,050

Total net revenue	189,614,716	138,220,816	85,366,395

Cost of sales:	62,453,982	47,402,140	31,025,963

Gross profit	127,160,734	90,818,676	54,340,432

Selling, general and administrative	89,900,586	59,841,215	$ 35,298,739
Depreciation and amortization	15,906,405	10,729,639	6,960,442

Income from operations	21,353,743	20,247,822	12,081,251

Interest income	1,813,741	4,963,786	2,602,959
Interest expense	(3,709,013)	(2,541,007)	(959,992)

Income before provision for income taxes	19,458,471	22,670,601	13,724,218
Provision for income taxes	8,467,143	9,721,136	5,489,687

Net income	$ 10,991,328	$ 12,949,465	$ 8,234,531

Per common and common equivalent share:
Basic:
Net income per common share	$ 0.69	$ 0.83	$ 0.52

Weighted average common shares outstanding	16,015,000	15,540,000	15,896,000

Diluted:
Net income per common share—assuming dilution	$ 0.66	$ 0.80	$ 0.51

Weighted average common and common equivalent
shares outstanding—assuming dilution	16,709,000	16,278,000	16,306,000

See accompanying notes to consolidated financial statements. F-4

IMPATH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2001, 2000 and 1999

	Common Stock		Common stock	Additional paid-in	Retained	Accumulated other comprehensive income	Treasury	Deferred
	Shares	Amount	To be issued	capital	earnings	(loss)	stock	compensation	Total
Balance at December 31, 1998	8,538,345	$42,690	—	$120,904,861	$12,095,622	$ (48,602)	$ (7,908,841)	$ (498,762)	$124,586,968
Common shares issued upon exercise of
stock options	154,837	775	—	1,111,994	—	—	—	—	1,112,769
Common shares issued upon exercise of
warrant	213	1	—	745	—	—	—	—	746
Common shares issued as a result of
business acquisitions	1,786	9	—	49,991	—	—	—	—	50,000
Common shares to be issued	—	—	1,735,000	—	—	—	—	—	1,735,000
Repurchase of common shares	—	—	—	—	—	—	(15,441,626)	—	(15,441,626)
Amortization of deferred
compensation	—	—	—	—	—	—	—	205,780	205,780
Tax benefit related to stock option
exercises	—	—	—	486,347	—	—	—	—	486,347
Comprehensive income:
Change in unrealized net depreciation of
securities	—	—	—	—	—	(656,427)	—	—	(656,427)
Net income for the year ended
December 31, 1999	—	—	—	—	8,234,530	—	—	—	8,234,530

Total comprehensive income									7,578,103
Balance at December 31, 1999	8,695,181	43,475	1,735,000	122,553,938	20,330,152	(705,029)	(23,350,467)	(292,982)	120,314,087
Common shares issued upon exercise of
stock options	528,327	2,642	—	3,228,132	(923)	—	—	—	3,229,851
Common shares issued as a result of business
acquisition	1,428	7	(50,000)	49,993	—	—	—	—	—
Adjustment associated with issuance of
options to non-employees	—	—	—	2,352,707	—	—	—	(2,352,707)	—
100% Stock Dividend	8,695,963	43,481	—	—	(43,481)	—	—	—	—
Issuance of common shares	80,000	400	(1,090,000)	1,089,800	(200)	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	(3,399,814)	—	(3,399,814)
Amortization of deferred
compensation	—	—	—	—	—	—	—	1,065,131	1,065,131
Tax benefit related to stock option
exercises	—	—	—	4,358,777	—	—	—	—	4,358,777

(continued) F-5

IMPATH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2001, 2000 and 1999

	Common Stock		Common stock To be	Additional paid-in	Retained	Accumulated other comprehensive income	Treasury	Deferred
	Shares	Amount	issued	capital	earnings	(loss)	stock	compensation	Total
Comprehensive income:
Change in unrealized net depreciation of
securities	—	—	—	—	—	551,872	—	—	551,872
Net income for the year ended
December 31, 2000	—	—	—	—	12,949,465	—	—	—	12,949,465

Total comprehensive income									13,501,337
Balance at December 31, 2000	18,000,899	90,005	595,000	133,633,347	33,235,013	(153,157)	(26,750,281)	(1,580,558)	139,069,369
Common shares issued upon exercise of
stock options	344,421	1,722		2,702,356	—	—	—	—	2,704,078
Common shares issued as a result of
business acquisition	41,163	206	(595,000)	594,794	—	—	—	—	—
Common share issues as a result of the
Employee Stock Purchase Plan	20,096	100	—	584,775	—	—	—	—	584,875
Adjustment associated with issuance of
Options to non-employees	—	—	—	(875,869)	—	—	—	875,869	—
Amortization of deferred
compensation	—	—	—	—	—	—	—	556,178	556,178
Tax benefit related to stock option
exercises	—	—	—	1,620,591	—	—	—	—	1,620,591
Comprehensive income:
Change in unrealized net depreciation of
securities	—	—	—	—	—	142,381	—	—	142,381
Net income for the year ended
December 31, 2001	—	—	—	—	10,991,328	—	—	—	10,991,328
Total comprehensive income									11,133,709

Balance at December 31, 2001	18,406,579	$92,033	$ 0	$138,259,994	$44,226,341	$ (10,776)	$(26,750,281)	$ (148,511)	$155,668,800

F-6

IMPATH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
Net income	$ 10,991,328	$ 12,949,465	$ 8,234,531
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	15,906,405	10,729,639	6,960,442
Provision for uncollectible accounts receivable	33,390,535	21,324,446	10,433,545
Deferred taxes	(318,330)	(2,347,135)	90,636
Non-cash compensation	556,178	1,065,131	205,780
Gain on sale of preferred stock	—	(3,144,276)	—
Changes in assets and liabilities (net of the effects from
acquisitions of business):
(Increase) in accounts receivable, net	(46,283,326)	(36,553,971)	(26,329,124)
(Increase) in prepaid expenses and other current assets	(6,274,756)	(4,517,653)	(3,637,683)
(Increase) in deposits and other non-current assets	(530,819)	(184,428)	(134,882)
Increase in accounts payable/accrued expenses	3,286,215	795,800	1,942,496
Increase in income taxes payable	2,748,955	7,922,094	3,679,701
(Decrease)/increase in deferred revenues	(125,027)	170,843	121,905

Net cash provided by operating activities	13,347,358	8,209,955	1,567,347

Cash flows from investing activities:
(Purchases) of marketable securities	(35,436,167)	(2,164,289)	(43,205,992)
Sales/maturities of marketable securities	37,060,475	8,440,992	48,804,999
Acquisitions of businesses, net of cash acquired	(2,852,683)	(316,375)	(9,250,000)
Proceeds/(investment) from liquidation in preferred stock	—	8,144,276	(5,000,000)
(Purchase) of intangible assets	(5,022,592)
Capital expenditures	(16,543,234)	(8,210,927)	(3,826,959)

Net cash (used in) provided by investing activities	(22,794,201)	5,893,677	(12,477,952)

Cash flows from financing activities:
Issuance of common stock	3,288,953	3,229,851	1,113,515
Repurchase of common stock	—	(3,399,814)	(15,441,626)
Proceeds from capital leases	—	1,653,234	—
Proceeds/(repayments) from bank loans	16,000,000	3,000,000	(10,000,000)
Payments of notes payable	(2,778,829)	(2,611,947)	(1,869,816)
Payments of capital lease obligations	(14,697,384)	(7,808,141)	(3,125,557)

Net cash provided by/(used in) financing activities	1,812,740	(5,936,817)	(29,323,484)

Net (decrease)/increase in cash and cash equivalents	(7,634,103)	8,166,815	(40,234,089)
Cash and cash equivalents at beginning of year	13,488,731	5,321,916	45,556,005

Cash and cash equivalents at end of year	$ 5,854,628	$ 13,488,731	$ 5,321,916

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$ 6,033,816	$ 4,114,044	$ 2,565,533

Cash paid during the year for interest	$ 3,885,888	$ 2,033,508	$ 1,011,640

Fixed assets acquired pursuant to capital leases	$ 19,670,385	$ 26,626,539	$ 13,200,039

Note payable related to acquisition of business	$ 266,665	$ 1,962,139	$ 3,261,255

Common stock issued for acquisitions	—	$ 1,140,000	$ 50,000

See accompanying notes to consolidated financial statements. F-7

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001 and 2000

(1) Organization

     IMPATH Inc. (the “Company”) was incorporated on March 1, 1988 under the laws of the State of Delaware. The Company was organized for the purpose of establishing a specialized facility dedicated to the use of the most sophisticated technologies to provide diagnostic and prognostic information to physicians specializing in cancer. The Company conducts these analyses by utilizing immunohistochemistry, flow cytometry and image analysis, molecular pathology, cytogenetics, micrometastases detection, Drug Resistance Assay™ and serum analysis technologies. The Company’s revenues are derived through:

— Diagnostic and prognostic analytical services to hospitals, medical centers, clinical laboratories and physicians;

— Monoclonal antibody and molecular probe characterization services to biotechnology and genomics companies and other researchers;

— Licensing of tumor registry software to community hospitals and state agencies; and

— Global medical research network that obtains and provides access to benign and malignant tissue and clinically relevant peripheral blood specimens to support oncology research and product development.

     The Company submits its invoices for diagnostic and prognostic analytical services to its clients, primary and secondary insurers, or individual patients. The Company does not require collateral from its clients as security for payment of its invoices.

(2) Significant Accounting Policies

   (a) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

   (b) Cash Equivalents

     Cash equivalents consist principally of bank deposits, commercial paper and U.S. treasury securities at December 31, 2001 and 2000. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cost approximates fair market value for these instruments.

   (c) Marketable Securities

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, the Company’s portfolio of securities is considered available for sale. Unrealized gains and losses for available for sale securities are recorded as an accumulated other comprehensive income (loss) in stockholders’ equity, net of related deferred taxes. Gains and losses on securities sold are based on the average cost method. Gross unrealized gains for the years ended December 31, 2001 and 2000 included gains of $92,044 and $1,560,894, respectively. At December 31, 2001, approximately $13.3 million of the securities mature in one to three years (of which approximately $13.3 million are corporate fixed income securities) and approximately $3.2 million mature in more than three years (of which approximately $2.7 million are corporate fixed income securities and $0.5 million are government securities).

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

   (d) Fixed Assets

     Fixed assets are stated at cost. Depreciation of furniture, fixtures, laboratory equipment and personal computers is provided over their estimated useful lives (which range from three to seven years) using the straight-line method, and leasehold improvements are being amortized over the shorter of the related lease term or the lives of the improvements using the straight-line method. Software development costs primarily represent external costs capitalized for software developed to meet the specific needs of the Company. These costs are being amortized over a five- to seven-year period using the straight-line method. Effective January 1, 1998, the Company adopted the provisions of AICPA statement of position 98-1 “Accounting for Software Costs.” The Company capitalized approximately $1,236,000 or approximately $0.05 per diluted share after taxes (split adjusted), approximately $1,132,000 or approximately $0.04 per diluted share after taxes (split adjusted), and approximately $1,932,000 or approximately $0.07 per diluted share after taxes, of internal payroll costs in 1999, 2000 and 2001 respectively, as they related directly to internal system implementation activities.

   (e) Revenue Recognition

     The Company generally recognizes revenue for services rendered upon completion of the testing process. Revenue is reported at the estimated net realizable amounts from patients, third-party and government payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with certain payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.

     Revenue from IPO is recognized within the guidance contained in the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Revenues are recognized upon completion of analysis in accordance with the terms of the contract. In cases where the contract calls for the biological specimen to be shipped, revenue is recognized upon shipment of the biological material to the customer.

     Revenue from the Information Services division is deferred and recognized on a straight-line basis over the term of the agreement. All license agreements have support and maintenance obligations by the Company.

   (f) Reclassifications

Certain prior year balances have been classified to conform with the 2001 presentation.

   (g) Inventories

Inventories, which consist principally of supplies, are valued at the lower of cost (first in, first out method) or market, and are included in other current assets on the accompanying balance sheet.

   (h) Intangible Assets

(i)	Payments to acquire tissue and tumor samples for use in GeneBank™ have been classified as an intangible asset and has totals of $5,023,000 as of December 31, 2001. GeneBank™ is being amortized using the straight-line method over its estimated useful life of seven years.

F-9

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     (ii) Goodwill, which represents the excess of purchase price over fair value of identifiable net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Other acquired intangibles, the majority being customer lists, are being amortized over their estimated useful lives of between five to twenty years. See “New Accounting Standards” (p).

     In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we will cease to amortize approximately $25.5 million of goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002 but do not believe a material impairment change will be recorded.

   (i) Long-Lived Assets

     The Company reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, including any goodwill associated with the asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset. See “New Accounting Standards” (p) regarding two recently issued accounting standards on business combinations and goodwill and other intangibles.

   (j) Concentration of Credit Risks

     The Company invests its cash, cash equivalents and marketable securities in deposits with money market funds of major U.S. financial institutions, and fixed income securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. To date, the Company has not experienced any significant losses on its cash, cash equivalents and marketable securities. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company’s clients, as well as their dispersion across many different regions, with the exception of Medicare. The Company does not believe Medicare receivables represent a credit risk since the Medicare program is funded by the Federal Government.

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

   (k) Stock-Based Compensation

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

   (l) Earnings Per Common Share

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

The following is a reconciliation of the shares used in calculating basic and diluted net income per common share (all years have been split adjusted)(net income as reported is the numerator in each calculation):

	2001	2000	1999
Weighted average common shares outstanding	16,015,000	15,540,000	15,896,000
Effect of diluted securities—options	694,000	738,000	410,000

Weighted average common and common equivalent shares
outstanding—assuming dilution	16,709,000	16,278,000	16,306,000

   (m) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

   (n) Income Taxes

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

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

   (o) Comprehensive Income

     Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders’ equity.

   (p) New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS 141”), which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and intangibles with an indefinite life will not be amortized into results of operations, but instead will be reviewed for impairment at least annually and an impairment charge will be recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. Goodwill acquired in a business combination for which the acquisition date is after June 30, 2001 will not be amortized. The Company will adopt the provisions of SFAS 142, related to goodwill acquired prior to June 30, 2001 and intangible assets, on January 1, 2002. The adoption of these accounting standards is expected to reduce the amount of amortization of goodwill recorded in the Company’s consolidated financial statements by approximately $1.7 million annually, commencing January 1, 2002. The Company is in the process of finalizing the evaluation the goodwill and intangible assets for its reporting units, and expects to complete its review during first quarter 2002.

     In August 2001, the FASB issued SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supercedes SFAS No. 121. SFAS 144 further refines SFAS 121’s requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. SFAS 144 also extends the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001 (2002 for the Company). Management believes that the adoption of SFAS 144 will not have a material effect on the Company’s consolidated results of operations or financial position.

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

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Accounts Receivable

     In accordance with accounting principles generally accepted in the United States of America and consistent with healthcare industry practices, the Company presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of December 31, 2001 and 2000.

	2001	2000
Gross accounts receivable	$ 132,415,562	$ 96,941,385
Allowance for doubtful accounts	(22,423,389)	(13,384,151)
Contractual allowance reserve	(46,354,828)	(32,812,680)

	$ 63,637,345	$ 50,744,554

Accounts receivable, by payor class, as a percentage of total net receivables at December 31, 2001 and 2000 are as follows:

	2001	2000
Medicare	17%	20%
Commercial insurance	58	54
Hospitals, clinics and other institutions	10	12
Patients	15	14

	100%	100%

(5) Fixed Assets

At December 31, 2001 and 2000, fixed assets consist of the following:

	2001	2000
Personal computers	$ 10,122,678	$ 8,155,802
Software development costs	33,675,383	24,291,947
Furniture, fixtures and laboratory equipment	25,871,060	16,359,034
Leasehold improvements	44,957,303	29,607,025

	114,626,424	78,413,808
Less accumulated depreciation and amortization	(29,852,346)	(17,351,597)

	$ 84,774,078	$ 61,062,211

     Included in the above at December 31, 2001 and 2000 are gross assets under capital leases of approximately $67,204,037 and $47,533,652, respectively, and the related accumulated amortization at such dates is approximately $20,365,023 and $10,868,139, respectively.

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Acquisitions/Investments

     In July 1998, the Company purchased certain assets of Biologic & Immunologic Science Laboratories, Inc. (“BIS”), a privately held cancer diagnostics company based in Reseda, California for $3.6 million. The terms provided for an initial payment of $2.0 million, and $1.6 million payable in six equal semi-annual installments beginning December 1998, which were paid in 1999, 2000 and 2001.

     In August 1998, the Company acquired Medical Registry Services, Inc. (“MRS”) for the issuance of 550,000 shares of IMPATH common stock valued at $13.75 million. After the consideration of certain other expenses related to the acquisition and after recording net tangible assets of MRS, the Company recorded approximately $17.3 million in intangibles (includes approximately $12 million of goodwill). MRS is a leading developer and marketer of cancer registry software products that are currently utilized in about 625 hospitals throughout the United States. The products are used to collect and manage critical diagnostic, treatment, follow-up and outcomes data on cancer patients.

     On September 2, 1998, the Company acquired Physicians Choice, Inc. (“PCI”) for the sum of $1.0 million, with $400,000 payable immediately and an additional $400,000 payable in four equal semi-annual installments beginning March 1999 with interest accruing at 8% per annum. In addition, the terms provided for an issuance of $200,000 in IMPATH common stock. An initial 1,980 shares of common stock, having a fair market value of $50,000, were issued on September 2, 1998, 1,786 shares of common stock, having a fair market value of $50,000, were issued on September 2, 1999 and 1,428 shares of common stock, having a fair market value of $50,000, were issued on September 2, 2000, and 1,163 shares of common stock, having a fair market value of $50,000, were issued on September 2, 2001.

     On August 30, 1999, the Company acquired certain assets of BioClincial Partners, Inc., (“BCP”), for $6.9 million including the issuance of 120,000 shares (after a 2-for-1 stock split) of IMPATH common stock valued at $1,635,000. The terms provided for an initial payment of $4.8 million, and $2.1 million payable in three equal annual installments beginning August 30, 2000, contingent on achievement of previously established revenue targets, with interest accruing at 6% per annum. On September 1, 2000 the terms were amended to provide for an initial payment of $4.8 million, and $2.1 million payable in installments of $700,000 on September 1, 2000 and $1,400,000 on January 2, 2001 as well as contingent payments based upon the achievement of previously established revenue targets, with interest accruing at 6% per annum. The shares were issued in two installments. The first installment of 80,000 shares (after the 2-for-1 stock split) was issued on January 3, 2000 and the remaining 40,000 shares were issued on January 2, 2001 and are recorded as common stock to be issued in the December 31, 1999 and 2000 consolidated balance sheet.

     On November 22, 1999, the Company acquired certain assets of Pacific Coast Reference Laboratories, Inc. (“PCRL”), for the sum of $5.4 million cash, with $4.6 million payable immediately, and an additional $800,000 payable in four equal semi-annual installments beginning May 2000, contingent on achievement of previously established revenue targets, with interest accruing at 6% per annum.

     On June 1, 2000, the Company purchased certain assets of M.I.T Consultant, Inc. (“MIT”), a privately held histology business based in Los Angeles, California for $132,750. The terms provided for an initial payment of $66,375 and $66,375 payable in two equal semi-annual installments beginning November 2000, $16,600 of which is contingent upon the achievement of previously established revenue targets, with interest accruing at 6% per annum.

     On June 16, 2000, the Company purchased certain assets of InterScience Diagnostic Laboratories, Inc. (“IDL”), a privately held cytogenetics company based in Brooklyn, New York for $250,000.

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     On August 31, 2001, the Company purchased certain assets on Innovative Clinical Solutions, Ltd. (“ICSL”), specifically, the ICSL oncology clinical studies network of more than 20 sites across the country for $2,783,171. The Company recorded goodwill of approximately $1.7 million related to the acquistion and approximately $1 million related to customer lists. In accordance with Statement 142, the amount of $1.7 million will not be amortized.

     The aggregate acquisitions in 2001, 2000 and 1999 were all treated as purchases with the results of operations of each transaction being included in the consolidated results from the respective acquisition date. The incremental operating results were not material to the results of operation of the Company. The purchase prices represented payments for among other things, contracts, customer lists and other intangibles, which are included in intangible assets on the accompanying consolidated balance sheets and will be amortized over periods of up to fifteen years as well as goodwill which became a non-amortizing asset as of January 1, 2002 in accordance with SFAS 142.

     On September 27, 1999, the Company completed a $5 million investment in a private placement of preferred stock in ILEX Oncology Service, Inc. (“ILEX”). ILEX is a drug development company focused exclusively on accelerated development of drugs for the treatment and management of cancer. This investment accrued dividends per share at the rate per annum of $1.031 and was convertible into common shares of ILEX’s parent company, ILEX Onocolgy Inc. On November 30, 2000, the Company converted the investment into 290,867 shares of ILEX Oncology Inc. common stock and sold this stock immediately for a pre-tax gain of $3.2 million.

(7) Accrued Expenses

Accrued expenses are comprised of the following as of December 31, 2001 and 2000:

	2001	2000
Salaries and related costs	$3,202,171	$1,947,037
Other accrued expenses	2,629,452	1,926,573

	$5,831,623	$3,873,610

(8) Other Current Assets

Other current assets are comprised of the following as of December 31, 2001 and 2000:

	2001	2000
Supply inventory	$12,585,913	$8,163,838
Other current assets	2,483,252	981,480

	$15,069,165	$9,145,318

F-15

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Indebtedness

     In June 2001, the Company entered into a $50 million Senior Secured Credit Facility consisting of a five-year commitment for a $25 million revolving credit line and a $25 million 364-day facility intended for acquisitions. The credit facility was syndicated by Fleet National Bank, which will also act as Agent for the lenders, replaced the Company’s previous $15 million unsecured line of credit that expired June 28, 2001. In connection with the Tamtron acquisition, the Company amended its original credit facility and converted its $25 million 364-day facility to a $28 million term loan on January 18, 2002. The term loan will be amortized over a five-year period, with interest only payable for the first twelve months. Thereafter, the loan will be payable in seventeen payments of principal plus interest, with principal of $4.9 million in 2003, 2004, 2005 and 2006 and a final principal payment of $8.4 million in 2007. Both the revolving credit line and the term loan bear interest at LIBOR plus 1.25%. As of December 31, 2001, the Company has $16 million outstanding under the revolving credit line and $3 million drawn down from the term loan. The $16 million under the revolving credit line is due in full in five years. In connection with the amended agreement, the Company amended certain debt covenants. See Footnote 18 “Subsequent events.”

(10) Stockholders’ Equity

   (a) Common Stock

     On October 13, 1995, the Board of Directors authorized the Company to file a registration statement with the Securities and Exchange Commission to register shares of its common stock in connection with an initial public offering. This offering was consummated on February 26, 1996 for a total of 4,485,000 (split adjusted) common shares at an offering price of $6.50 per share. The net proceeds to the Company amounted to approximately $25,737,000. In March 1998, the Company raised approximately $71,000,000 of additional capital through an underwritten follow-on offering of 4,600,000 (split adjusted) common shares of stock.

     On July 24, 2000, the Company’s Board of Directors declared a two-for-one common stock split effected in the form of a 100% common stock dividend, which was distributed on August 28, 2000 to each shareholder of record at the close of business on August 16, 2000. Accordingly, all share and per share information in the accompanying consolidated statement of operations and footnotes contained in this annual report have been retroactively adjusted to reflect the stock split.

   (b) Treasury Stock

     In December 1998, the Company initiated a share buyback program to acquire up to $25.0 million worth of common stock. As of December 31, 1999, the Company had repurchased 1,897,300 shares of common stock for approximately $23.4 million. In January 2000, the Company initiated an additional $15 million buyback program. During January and February 2000, the Company repurchased an additional 298,000 shares of common stock for approximately $3.4 million. This brought the total cost of shares repurchased since the inception of the plan to approximately $26.8 million.

   (c) Stock Option Plans

     In April 1997, the Company adopted the IMPATH Inc. 1997 Long-Term Incentive Plan (the “Incentive Plan”), which provides for granting to certain key employees of the Company, Directors and consultants, options to purchase up to 600,000 shares of common stock. Options granted are exercisable over a period not to exceed ten years and generally vest over four years. Options to purchase 158,000 shares were granted under the Incentive Plan in 1997. Options to purchase 138,000 shares were granted under the Incentive Plan in 1998. Options to purchase 74,564 shares were granted under the Incentive Plan in 1999. Compensation cost will be amortized for consultants over the vesting period of the options.

     In June 1999, the Company adopted the IMPATH Inc. 1999 Long-Term Incentive Plan (the “Incentive Plan”), which provides for granting to employees of the Company, Directors and consultants, options to purchase up to 600,000 shares of common stock. Options granted are exercisable over a period not to exceed ten years and generally vest over four years. Options to purchase 81,262 shares were granted under this plan in 1999. Options to purchase 337,500 shares were granted under this plan in 2000.

     In June 2000, the Company adopted the IMPATH Inc. 2000 Long-Term Incentive Plan (the “Incentive Plan”), which provides for granting to employees of the Company, Directors and consultants, options to purchase up to 1,600,000 shares of common stock. Options granted are exercisable over a period not to exceed ten years and generally vest over three years. Options to purchase 11,300 shares were granted under this plan in 2000. Options to purchase 886,400 shares were granted under this plan in 2001.

     The Company has elected not to implement the fair value-based accounting method for employee and Director stock options, but has disclosed the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

     The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $28.78, $12.13, and $9.58, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2001—expected dividend yield 0%, risk-free interest rate of 6.5%, expected volatility of 60.0% and an expected life of 7 years; 2000—expected dividend yield 0%, risk-free interest rate of 7.0%, expected volatility of 60% and an expected life of 7 years; 1999—expected dividend yield 0%, risk-free interest rate of 6.5%, expected volatility 60% and an expected life of 7 years.

     During 2001, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”).

(a)	The total number of shares of Stock that may be purchased in offerings under the Purchase Plan shall not exceed, in the aggregate, ten percent (10%) of the number of shares of Stock outstanding on the last day of the Company’s fiscal year-end preceding the effective date of the plan (subject to adjustment as set forth below).

(b)	The aggregate number of shares of stock that may be purchased in Offerings under the Purchase Plan, as determined in accordance with (a), above, shall be increased annually, on each January 1st beginning January 1, 2002 and ending January 1, 2011, by an amount equal to the lesser of:

(i)	ten percent (10%) of the increase, if any, in the number of shares of stock outstanding during the Company’s most-recently completed fiscal year (with any such increase measured by calculating the difference between the number of shares of stock outstanding on the last day of such fiscal year and the number of shares of stock outstanding on the last day of the immediately preceding fiscal year);

(ii)	50,000 shares; or

(iii)	such number of Shares as determined by the board of directors, which number shall be less than (i) and/or (ii), above.

(c)	Stock available for offerings may be authorized and unissued shares, treasury shares, or shares previously issued and reacquired by the Company. Any shares for which an offering to purchase expires or is terminated or canceled may again be made subject to offerings under the Purchase Plan

The Purchase Plan allows employees to purchase common stock of the Company, through payroll deductions of up to a maximum of 15% of their salary, at 85% of the lesser of the price of the shares at the first or last day of the offering period, which will commence each January 1 and July 1. At December 31, 2001, there were 20,096 shares reserved for issuance under the Purchase Plan.

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies APB Opinion No. 25 in accounting for its options and, accordingly, no compensation cost has been recognized for its stock options issued at exercise prices equal to the fair market value of the stock on the grant date, with the exception of certain stock options issued in 1996 through 2001 to non-employees as previously described. The Company recorded expense related to non-employee stock option grants of $556,178, $1,065,131 and $205,780 in the years ended December 31, 2001, 2000 and 1999, respectively. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No 123, the Company’s net income would have been adjusted to the pro forma amounts indicated below:

		2001	2000	1999
Net income	As reported	$ 10,991,328	$ 12,949,465	$ 8,234,531
	Pro forma	$ 9,039,274	$ 12,214,001	$ 6,936,151
Net income per share—assuming dilution	As reported	$ 0.66	$ 0.80	$ 0.51
	Pro forma	$ 0.54	$ 0.75	$ 0.43

The following is a summary of option activity during the years ended December 31, 1999, 2000 and 2001:

	Shares under options	Price range	Weighted average exercise price
Options outstanding at December 31, 1998	1,656,536	$0.14-18.63	$ 8.85
Granted	155,826	8.53-14.97	10.29
Exercised	(309,674)	0.14-13.44	3.53
Canceled	(102,400)	1.27-18.63	11.29

Options outstanding at December 31, 1999	1,400,288	0.28-18.44	10.01
Granted	348,800	11.00-50.31	17.39
Exercised	(528,327)	0.28-16.75	9.04
Canceled	(36,555)	0.28-15.69	10.87

Options outstanding at December 31, 2000	1,184,206	1.27-50.31	12.51
Granted	886,400	29.59-61.88	38.78
Exercised	(344,421)	1.27-43.63	9.30
Canceled	(71,025)	11.00-61.88	25.38

Options outstanding at December 31, 2001	1,655,160	$1.27-50.31	$26.68

F-18

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2001:

Weighted

Range of exercise prices	Number outstanding at 12/31/01	Weighted average remaining contractual life	Weighted average exercise price	Number exerciseable at 12/31/01	Weighted average exercise price
$1.27-$6.50	50,742	3.77 years	$ 4.85	50,742	$ 4.85
6.50-11.50	400,904	7.25 years	10.22	307,884	10.64
11.50-15.38	228,926	6.36 years	13.28	218,541	13.25
15.38-18.66	13,367	6.59 years	18.23	10,615	18.13
18.66-28.75	183,957	8.62 years	25.14	77,674	25.14
28.75-38.75	489,572	9.89 years	32.74	12,015	35.45
38.75-49.00	284,192	9.09 years	43.53	97,291	43.43
49.00-55.00	3,500	8.97 years	49.94	958	49.84

$1.27-$50.31	1,655,160			775,720

At December 31, 2001, the Company had 3,020,280 shares reserved for options and warrants outstanding, as well as future option grants.

(11) 401(k) Retirement Savings Plan

     Effective June 1, 1995, the Company adopted the IMPATH Inc. 401(k) Retirement Savings Plan (the “Plan”) benefiting certain employees. Employees who are over the age of 21 and have completed six months of service are eligible for voluntary participation in the Plan. Employees may contribute 1% to 20% of their total salaries on a before tax basis, and the Company will match up to 50% of the first 4% of employee contributions. Effective January 1, 2001 all employees over the age of eighteen are allowed to participate in the 401(k) plan on the first day of hire and they are immediately 100% vested. Employer contributions which are cash only, for the years ended December 31, 2001, 2000 and 1999 were $730,427, $352,902 and $277,504, respectively.

(12) Income Taxes

     The components of the provision for income taxes for 2001, 2000 and 1999 are as follows:

	2001	2000	1999
Current:
Federal	$ 5,995,899	$ 8,924,570	$ 3,666,612
State and local	2,789,574	3,170,924	1,732,440

	8,785,473	12,095,494	5,399,052

Deferred:
Federal	(70,123)	(2,103,492)	(58,188)
State and local	(248,207)	(243,644)	148,824

	(318,330)	(2,347,136)	90,636

	$ 8,467,143	$ 9,748,358	$ 5,489,688

F-19

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax components at December 31, 2001 and 2000 are as follows:

	2001	2000
Assets:
Allowance for doubtful accounts	$ 5,227,139	$ 4,267,831
Deferred compensation	974,426	164,812
Deferred revenue	144,525	129,664

	6,346,090	4,562,307
Liabilities:
Intangible assets--acquisitions	(1,603,577)	(1,324,745)
Depreciation	(2,832,177)	(1,670,892)
Other	(127,446)	(102,110)

	(4,563,200)	(3,097,747)

Deferred tax assets, net	$ 1,782,890	$ 1,464,560

     Management of the Company believes that it is more likely than not that future tax benefits will be realized as a result of the recent operating performance of the Company.

A reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal income tax benefit	8.5	8.0	8.0
Tax exempt interest income	—	—	(2.0)
Other	—	—	(1.0)

	43.5%	43.0%	40.0%

     The Company recognized a tax benefit for stock options exercised as a reduction in taxes payable and a corresponding increase in additional paid-in capital totaling $1,620,591 in 2001, $4,358,777 in 2000 and $486,347 in 1999 respectively.

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13) Leases

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

     The present value of future minimum lease payments (including those cancelable at the Company’s option and subject to increases in the Consumer Price Index and real estate taxes) for the capital leases and the future minimum lease payments for operating leases are as follows:

Year ending December 31,	Operating leases	Capital leases
2002	$ 4,290,009	$15,934,174
2003	3,927,572	15,080,058
2004	3,455,828	9,999,032
2005	3,317,971	2,410,154
2006	3,139,986	—
Thereafter	10,622,626	—

	$ 28,753,992	$43,423,418

Amount representing interest
(rates range from 4.45% to 11.47%)		(3,490,333)

     For the years 2001, 2000 and 1999, rent expense was $3,524,822, $2,768,319 and $1,634,853 , respectively.

     The Company has lines of credit for financing equipment, leasehold improvements and computer hardware and software. In July 1999, the Company established a $6.0 million credit line with Newcourt Financial (currently “CIT Group”) with lease terms that are based on 48 monthly payments at a rate equal to .35% above yield on four-year treasury notes. As of December 31, 2001, the Company had fully drawn against this line. In September 1999, the Company established a $6.0 million credit line with Fleet Bank with lease terms based on 48 monthly payments at a rate equal to .20% above the yield on four-year treasury notes. As of December 31, 2001, approximately $1.0 million was drawn against this line. In December 1999, the Company established a $6.2 million credit line with First American Bankcorp, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. The line of credit was subsequently increased to $21.2 million in March 2001, under the same lease terms. As of December 31, 2001, approximately $19.4 million was drawn against this line. In November 2001, the Company established an additional $10 million credit line with First American Bankcorp, Inc with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2001 we have not drawn against this line. In April 2000, the Company established an $875,000 credit line with Dynamics Commercial Funding Corp. with lease terms of 36 months and a rate equal to the yield on three-year treasury notes. As of December 31, 2001, the Company had fully drawn against this line. In June 2000, the Company established an additional $4.0 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2001, the Company had fully drawn against this line. In November 2000, the Company established an additional $2.9 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2001, approximately $2.6 million was drawn against this line. In April 2000, the Company established a $3.0 million credit line with First Sierra Financial, Inc. (currently “Popular Leasing, USA”) with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2001, the Company had fully drawn against this line. In September 2000, the Company established an additional $6.0 million credit line with First Sierra

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial, Inc. (currently “Popular Leasing, USA”) with the lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2001, approximately $5.4 million was drawn against this line. In November 2001, the Company established an additional $2 million credit line with Popular Leasing, USA with lease terms of 48 months and a rate equal to .35% above yield on four-year treasury notes. As of December 31, 2001 we have not drawn against the line. In July 2000, the Company established a $7.15 million credit line with Advanced Capital Resources Corp. (currently “Applied Financial, Inc.”) with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2001, approximately $6.6 million was drawn against this line. In November 2000, the Company established a $3.0 million credit line with Trimarc Financial Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2001, the Company had fully drawn against this line. In April 2001, the Company established an additional $1.1 million credit line with Trimarc Financial Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2001 approximately $1.1 million was drawn against this line. In January 2001, the Company established a $2 million credit line with IFC Credit Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of December 31, 2001, approximately $525,000 was drawn against this line.

(14) Related Party Transactions

     The Company paid $153,000, $138,000 and $111,000 in the years ended December 31, 2001, 2000 and 1999, respectively, to a Director who also performs certain consulting services to the Company.

(15) Segment and Geographic information

     SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information,” established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to stockholders.

   (a) Segment Information

     The Company operates in three reportable business segments: (1) Physician Services, (2) IMPATH Predictive Oncology and (3) Information Services. Physician Services derives revenue from performing specialized cancer analyses. IMPATH Predictive Oncology provides contract laboratory services and cancer database and pharmacoeconomic information to pharmaceutical companies. Information Services derives revenues by licensing its tumor registry software to community hospitals and state agencies. The Company measures the performance of its operating segments through “Operating Income” as defined on the accompanying consolidated statements of operations.

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in Thousands)	Total IMPATH Inc.	Physician Services	IMPATH Predictive Oncology	Information Services

2001
Revenue	189,615	168,771	16,121	4,723
Operating income (loss)	21,354	22,738	1,453	(2,837)
Total assets	236,764	214,641	16,421	5,702
Depreciation and
amortization	15,906	12,942	1,833	1,131

2000
Revenue	138,221	124,224	9,539	4,458
Operating income (loss)	20,248	23,846	(2,003)	(1,595)
Total assets	196,773	185,322	6,500	4,951
Depreciation and
amortization	10,730	8,982	586	1,162

1999
Revenue	85,366	77,433	3,838	4,095
Operating income (loss)	12,081	10,886	989	206
Total assets	149,777	138,072	5,662	6,043
Depreciation and
amortization	6,960	5,542	378	1,040

Corporate assets, including cash and marketable securities, prepaid and deferred taxes that are not specifically identified by segment have been allocated to identified segments based upon a percentage of each segments’ revenue to the consolidated revenue.

   (b) Geographic Information

     The Company operates within the continental United States. All identifiable assets of the Company are located and safeguarded throughout the continental United States.

   (c) Major Customers

     Physician Services typically bills third-party payors, such as private insurance plans, managed care plans and Medicare, as well as hospitals. IPO bills pharmaceutical companies and Information Services bills community hospitals and state agencies. The Company’s largest client is Medicare. This client accounted for 27%, 28%, and 23% of the Company’s Physician Services’ revenue in fiscal years 2001, 2000, and 1999, respectively. The Company receives reimbursement through Medicare for individual patient accounts. No other customer accounted for 10% or more of the Company’s total revenue in fiscal years 2001, 2000 and 1999.

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

   (d) Concentration of Revenue

     During 2001, 2000 and 1999, the Company received the following estimated percentages of its Physician Services revenues for diagnostic and prognostic services from the respective payors identified below:

	Year Ended December 31,
Payor	2001	2000	1999
Hospitals	10%	13%	17%
Private insurance/managed care	59	54	55
Medicare	27	28	23
Individual patients	4	5	5

Total	100%	100%	100%

(16) Commitments and Contingencies

     As a provider of healthcare-related services, the Company is subject to extensive and frequently changing federal, state and local laws governing licensure, reimbursement, financial relationships, referrals, conduct of operations and other aspects of the Company’s business. In recent years, the federal government has expanded its investigative and enforcement activities relating to the billing of government programs, such as Medicare and Medicaid, by laboratories and other healthcare providers. In January 2000, the Company was notified that the U.S. Attorney’s Office for the Southern District of New York was investigating certain of the Company’s billing practices. The Company subsequently settled with the government without any admission of wrongdoing and in return received a release of all related claims. The settlement and related expenses amounted to $9.7 million and are included in selling, general and administrative expenses.

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

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17) Quarterly Financial Data (unaudited) (dollars in thousands except per share data)

				Per Share of Common Stock Net Income
Quarter	Revenues	Net Income	Basic	Diluted
2001
Fourth	$ 51,979	$ 4,812	$ 0.30	$ 0.29
Third	48,426	(2,158)	(0.13)	(0.13)
Second	47,074	4,305	0.27	0.26
First	42,136	4,032	0.25	0.24

Total	$189,615	$ 10,991	$ 0.69	$ 0.66

2000
Fourth	$ 38,888	$ 3,754	$ 0.24	$ 0.23
Third	35,406	3,306	0.21	0.20
Second	33,364	3,069	0.20	0.19
First	30,563	2,821	0.18	0.18

Total	$138,221	$ 12,950	$ 0.83	$ 0.80

(18) Subsequent Events

     On January 18, 2002, the Company completed the acquisition of Tamtron Corporation (“Tamtron”) for $25.9 million in cash, subject to adjustment upon finalizing the closing balance sheet, plus expenses. Tamtron is a San Jose, California, based company and it’s major product, PowerPath™, is a technology system designed specifically for companies providing surgical pathology, cytology and autopsy services (anatomic pathology) to streamline operations and support multi-site or multi-entity healthcare networks. The acquisition will be accounted for under the purchase method, in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, whereby the purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values. The resulting goodwill from this transaction of $17 million will not be amortized and intangibles of $11 million will be amortized over periods from three to fifteen years. Tamtron has annualized revenue of approximately $10 million generated primarily through software sales and maintenance contracts. Its current customer base includes more than 350 sites including hospitals and academic medical centers around the country, processing over 5 million cases per year. The source of funds for the acquisition was a combination of the Company’s available cash, as well as advances totaling $25 million under its amended credit facility. See Footnote 9 “Indebtedness” for further discussion regarding the credit facility.

Financial Statement Schedule Schedule II —Valuation and Qualifying Accounts IMPATH

	Balance at Beginning of Period	Provision for Doubtful Accounts, Net	Write-offs of Previously Provided Accounts	Balance at End of Period

Contractual Allowance Reserve
Year Ended December 31, 2001	$32,812,680	$59,543,391	$46,001,243	$46,354,828
Year Ended December 31, 2000	$20,211,773	$49,776,467	$37,175,560	$32,812,680
Year Ended December 31, 1999	$11,560,360	$23,523,914	$14,872,501	$20,211,773

	Balance at Beginning of Period	Provision for Doubtful Accounts, Net	Write-offs of Previously Provided Accounts	Balance at End of Period

Allowance for Doubtful Accounts
Year Ended December 31, 2001	$13,384,151	$33,390,535	$24,351,297	$22,423,389
Year Ended December 31, 2000	$ 7,783,663	$21,324,446	$15,723,958	$13,384,151
Year Ended December 31, 1999	$ 3,958,235	$10,433,545	$ 6,608,117	$ 7,783,663

F-26

(INDEX TO EXHIBITS)

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to the exhibit of the same number filed with the Registration Statement on Form S-1 of IMPATH Inc. (File No. 33-98916)).

3.2	Form of Certificate of Amendment regarding authorization of additional preferred stock (incorporated by reference to the exhibit of the same number filed with the Registration Statement on Form S-1 of IMPATH Inc. (File No. 33-98916)).

3.3	By-laws (incorporated by reference to the exhibit of the same number filed with the Registration Statement on Form S-1 of IMPATH Inc. (File No. 33-98916)).

3.2.1	Form of Certificate of Amendment authorizing additional common stock (incorporated by reference to the exhibit of the same number filed with the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-27750))

4.1	Registration Rights Agreement dated February 10, 1995 among IMPATH Inc. and certain of its shareholders (incorporated by reference to the exhibit of the same number filed with the Registration Statement on Form S-1 of IMPATH Inc. (File No. 33-98916)).

10.1	Master Lease Agreement dated April 11, 1995 between IMPATH Inc. and Financing For Science International, Inc. (incorporated by reference to the exhibit of the same number filed with the Registration Statement on Form S-1 of IMPATH Inc. (File No. 33-98916)).

10.8	Space Lease Agreement dated April 20, 1995 between OMA Del Aire Properties and IMPATH Inc. (formerly known as Impath Laboratories Inc.) (incorporated by reference to the exhibit of the same number filed with the Registration Statement on Form S-1 of IMPATH Inc. (File No. 33-98916)).

10.9	Floating Rate Promissory Note in the principal amount of $300,000 made by IMPATH Inc. in favor of Chemical Bank (incorporated by reference to the exhibit of the same number filed with the Registration Statement on Form S-1 of IMPATH Inc. (File No. 33-98916)).

10.10	1989 Stock Option Plan (incorporated by reference to the exhibit of the same number filed with the Registration Statement on Form S-1 of IMPATH Inc. (File No. 33-98916)).

10.11	Form of Indemnification Agreement with directors (incorporated by reference to the exhibit of the same number filed with the Registration Statement on Form S-1 of IMPATH Inc. (File No. 33-98916)).

10.13	Letter Agreement dated December 12, 1997 between Anu D. Saad, Ph.D., and IMPATH Inc. (incorporated by reference to the exhibit of the same number filed with the Annual Report on Form 10-K for the year ended December 31, 1997. (File No. 000-27750))

10.17	Letter Agreement dated December 12, 1997 between Richard P. Adelson and IMPATH Inc. (incorporated by reference to the exhibit of the same number filed with the Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-27750))

10.18	1997 Long Term Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement of IMPATH Inc. dated April 25, 1997 (File No. 000-27750))

10.19	Agreement of Lease dated as of June 26, 1997 between International Flavors & Fragrances Inc. and IMPATH Inc. (incorporated by reference to the exhibit of the same number filed with the Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-27750))

10.20	1999 Long Term Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement of IMPATH Inc. dated April 30, 1999 (File No. 000-27750))

10.21	2000 Long Term Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement of IMPATH Inc. dated April 28, 2000 (File No. 000-27750))

10.22	Letter Agreement dated January 1, 2001 between Richard C. Rosenzweig and IMPATH Inc. (incorporated by reference to the exhibit of the same number filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-27750))

10.23	Letter Agreements dated September 28, 1999 and October 1, 1999 between James B. Douglass and IMPATH Inc. (incorporated by reference to the exhibit of the same number filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-27750))

10.24	Amendment to 1997 Long Term Incentive Plan

10.25	Amendment to 1999 Long Term Incentive Plan

10.26	Amendment to 2000 Long Term Incentive Plan

10.27	Agreement and Plan of Merger by and among Tamtron Corporation, Warwick Acquisition Corp. and IMPATH Inc. dated as of January 7, 2002 (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K dated January 18, 2002 (File No. 000-27750))

10.28	Credit Agreement dated as of June 4, 2001 among IMPATH Inc., IMPATH Predictive Oncology, Inc., IMPATH-BIS Inc., Medical Registry Services, Inc., IMPATH-BCP Inc., IMPATH HDC, Inc. IMPATH Information Services, Inc., and Fleet National Bank.

10.29	First Amendatory Agreement to Credit Agreement dated as of September 30, 2001 by and among , IMPATH Predictive Oncology, Inc., IMPATH-BIS Inc., Medical Registry Services, Inc., IMPATH-BCP Inc., IMPATH-PCRL, Inc., IMPATH HDC, Inc. IMPATH Information Services, Inc., and Fleet National Bank.

10.30	Second AMENDATORY AGREEMENT TO CREDIT AGREEMENT dated as of January 16, 2002, by and among, IMPATH Predictive Oncology, Inc., IMPATH-BIS Inc., Medical Registry Services, Inc., IMPATH-BCP Inc., IMPATH-PCRL, Inc., IMPATH HDC, Inc. IMPATH Information Services, Inc., and Fleet National Bank.

23	Consent of KPMG

24	Power of Attorney (see “Power of Attorney” in Form 10-K)