Form 10-Q
period 2002-03-31
IMPATH INC
filed 2002-05-14
CIK 1003114

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2002 OR
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

Yes [X]      No [_]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS Common Stock, par value $ .005 per share	OUTSTANDING AT MARCH 31, 2002 16,280,890

Index

IMPATH Inc. and Subsidiaries

PART I. Financial Information		PAGE NUMBER

Item 1.	Consolidated Financial Statements (Unaudited):

	Consolidated Balance Sheets at March 31, 2002
	and December 31, 2001	3

	Consolidated Statements of Operations for the Three
	Months Ended March 31, 2002 and 2001	4

	Consolidated Statement of Stockholders’ Equity for the
	Three Months Ended March 31, 2002	5

	Consolidated Statements of Cash Flows for the Three
	Months Ended March 31, 2002 and 2001	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		18

2

Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

IMPATH Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$ 7,318,307	$ 5,854,628
Marketable securities, at market value	15,069,956	16,509,263
Accounts receivable, net of allowance for doubtful accounts	66,083,680	63,637,345
Prepaid expenses	1,607,198	1,110,060
Deferred tax assets	5,227,139	5,227,139
Other current assets	16,832,494	15,069,165

Total current assets	112,138,774	107,407,600

Fixed assets, less accumulated depreciation and amortization	85,899,818	84,774,078
Deposits and other non-current assets	628,727	1,053,620
Intangible assets, net of accumulated amortization	30,378,799	18,075,120
Goodwill	47,744,470	25,453,795

Total assets	$276,790,588	$236,764,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$ 14,536,886	$ 13,973,630
Current portion of note payable	1,225,000	—
Accounts payable	5,165,863	4,725,867
Deferred revenue	4,864,054	2,033,962
Income taxes payable	3,707,914	6,126,628
Accrued expenses & other current liabilities	5,746,588	5,831,623

Total current liabilities	35,246,305	32,691,710

Capital lease obligations, net of current portion	24,309,918	25,959,454
Long term note payable, net of current portion	51,375,000	19,000,000
Deferred tax liabilities	7,844,249	3,444,249

Stockholders’ equity:
Common stock	92,452	92,033
Additional paid-in capital	139,299,140	138,259,994
Retained earnings	45,675,214	44,226,341
Accumulated other comprehensive (loss)	(186,711)	(10,776)

	184,880,095	182,567,592
Less:
Cost of 2,209,476 shares of common stock
held in treasury in 2002 and 2001	(26,750,281)	(26,750,281)
Deferred compensation	(114,698)	(148,511)

Total stockholders’ equity	158,015,116	155,668,800

Total liabilities and stockholders’ equity	$ 276,790,588	$ 236,764,213

See accompanying notes to consolidated financial statements 3

IMPATH Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31
	2002	2001

Revenues:
Net Physicians Services	$ 44,335,435	$ 38,004,353
IMPATH Predictive Oncology	5,969,816	3,011,846
Information Services	2,275,252	1,119,807

	52,580,503	42,136,006

Cost of sales	16,500,282	14,220,355

Gross Profit	36,080,221	27,915,651

Operating expenses:
Selling, general and administrative	24,024,554	17,085,886
Depreciation and amortization	7,924,981	3,419,868
Acquired in process research & development	900,000	—

Total operating expenses	32,849,535	20,505,754

Income from operations	3,230,686	7,409,897

Interest income	239,872	612,853
Interest expense	(928,676)	(948,473)

Other expense, net	(688,804)	(335,620)

Income before income tax expense	2,541,882	7,074,277
Income tax expense	(1,093,009)	(3,041,939)

Net income	$ 1,448,873	$ 4,032,338

Earnings per share:
Basic:
Net income per common share	$ 0.09	$ 0.25

Weighted average common shares outstanding	16,228,000	15,892,000
Diluted:
Net income per common share-assuming dilution	$ 0.09	$ 0.24

Weighted average common and common equivalent
shares outstanding-assuming dilution	16,854,000	16,715,000

See accompanying notes to consolidated financial statements. 4

IMPATH Inc. and Subsidiaries Consolidated Statement of Stockholders’ Equity Three Months Ended March 31, 2002 (Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Deferred
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Compensation	Total

Balance at December31,2001	18,406,579	$92,033	$138,259,994	$44,226,341	($ 10,776)	($26,750,281)	($148,511)	$ 155,668,800

Common shares issued upon
exercise of stock options	83,787	419	1,039,146					1,039,565

Issuance of common shares								—

Change in deferred
compensation							33,813	33,813
Comprehensive income:
Change in unrealized net
depreciation of securities					(175,935)			(175,935)
Net income for the period
Ended March 31, 2002 .				1,448,873				1,448,873

Total comprehensive income								1,272,938

Balance at March 31, 2002	18,490,366	$92,452	$139,299,140	$45,675,214	($186,711)	($26,750,281)	($114,698)	$ 158,015,116

See accompanying notes to consolidated financial statements 5

IMPATH Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2002	2001

Cash flows from operating activities:
Net income	$ 1,448,873	$ 4,032,338
Adjustments to reconcile net income to net cash provided by
operating activities:
Acquired in process research & development	900,000	—
Depreciation and amortization	7,924,981	3,419,868
Provision for uncollectible accounts receivable	10,842,000	6,832,454
Non-cash deferred compensation	33,813	395,053
Changes in assets and liabilities (net of effect from
acquisition of business):
(Increase) in accounts receivable	(12,381,051)	(14,060,138)
(Increase) in prepaid expenses and current assets	(2,141,880)	(1,021,600)
Decrease in deposits and other assets	457,712	—
(Decrease)/increase in accounts payable and accrued expenses	(67,893)	1,530,124
(Decrease)/increase in income taxes payable	(2,418,714)	683,813
(Decrease)/increase in deferred revenues	(1,344,743)	94,191

Total adjustments	1,804,225	(2,126,235)

Net cash provided by operating activities	3,253,098	1,906,103

Cash flows from investing activities:
Purchases of marketable securities	(3,389,135)	(9,952,638)
Sales/maturities of marketable securities	4,652,507	12,494,319
Acquisitions of business, net of cash acquired	(28,623,717)	—
Purchase of intangible assets	(2,933,377)	(1,438,295)
Capital expenditures	(2,389,930)	(2,976,799)

Net cash (used in) investing activities	(32,683,652)	(1,873,413)

Cash flows from financing activities:
Issuance of common stock from exercise of options and warrants	1,039,565	632,741
Payments of capital lease obligations	(3,521,487)	(3,261,314)
Proceeds from bank loans	33,600,000	—
Payments of notes payable	(223,845)	(2,253,813)

Net cash provided by/(used in) financing activities	30,894,233	(4,882,386)

Net increase/ (decrease) in cash and cash equivalents	1,463,679	(4,849,696)
Cash and cash equivalents at beginning of period	5,854,628	13,488,731

Cash and cash equivalents at end of period	$ 7,318,307	$ 8,639,035

See accompanying notes to consolidated financial statements. 6

IMPATH Inc.

Notes to Consolidated Financial Statements
(unaudited)

General:

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.

In the opinion of IMPATH Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for all periods presented. Results for the interim periods are not necessarily indicative of the results for an entire year and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form
10-K for the year ended December 31, 2001.

Net Income Per Share:

Net income per share, basic, is based on the weighted average number of shares of common stock outstanding and includes shares to be issued from the date the commitment to issue was consummated. Diluted earnings per share is based on the weighted average number of shares of common stock, shares to be issued and common equivalent shares outstanding. Common equivalent shares from stock options and warrants are included in the computation assuming the related options and warrants had been exercised to the extent their effect is dilutive.

Comprehensive Net Income:

Comprehensive net income is equal to the net income reported adjusted for the unrealized net depreciation of marketable securities, net of related deferred taxes. Comprehensive net income for the three months ended March 31, 2002 and 2001 was $1,272,938 and $4,054,953, respectively.

Investments:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, the Company’s investments (consisting primarily of government and corporate fixed income securities) were classified as available for sale. As a result, the unrealized depreciation is recorded as a separate component of stockholders’ equity, net of related deferred taxes. At March 31, 2002, approximately $1,193,542 of securities with original maturities of three months or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in marketable securities.

Accounts Receivable, Net of Allowance for Doubtful Accounts:

In accordance with accounting principles generally accepted in the United States of America ("GAAP") and consistent with healthcare industry practices, the Company presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001

Gross accounts receivable	$ 134,094,775	$ 132,415,562
Allowance for doubtful accounts	(20,089,689)	(22,423,389)
Contractual allowance reserve	(47,921,406)	(46,354,828)

	$ 66,083,680	$ 63,637,345

Segment information:

The Company operates in three reportable business segments: (1) Physician Services, (2) IMPATH Predictive Oncology™(“IPO”) and (3) Information Services. Physician Services derives revenue from performing specialized cancer analyses. IPO provides (i) contract laboratory services (ii) cancer database and pharmacoeconomic information and (iii) clinical trials support services to genomics, biotechnology and pharmaceutical companies. Information Services derives revenues by licensing its tumor registry software to community hospitals and state agencies. Beginning with the acquistion of Tamtron, Information Services also provides pathology information management software, which is licensed to hospitals and academic medical centers around the country. The Company measures the performance of its operating segments through “Income (loss) from operations“as defined on the accompanying consolidated statements of operations.

Three Months Ended ($ in Thousands)	Total IMPATH Inc.	Physician Services	IMPATH Predictive Oncology	Information Services

2002
Revenue, net	$52,580	$44,335	$5,970	$ 2,275
Income (loss) from operations	$ 3,231	$ 4,686	$1,374	$(2,829)
Depreciation and
Amortization	$ 7,925	$ 6,755	$ 857	$ 313

2001
Revenue, net	$42,136	$38,004	$3,012	$ 1,120
Income (loss) from operations	$ 7,410	$ 7,798	$ 100	$ (488)
Depreciation and
Amortization	$ 3,420	$ 2,889	$ 247	$ 284

Intangible Asset:

Payments to acquire tissue and tumor samples for use in GeneBank has been classified as an intangible asset and has total purchases of $2,933,717 for the three months ended March 31, 2002. GeneBank is being amortized using the straight-line method over its estimated useful life of seven years.

Recently Issued Accounting Standards:

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”), which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill and intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed for impairment at least annually and an impairment charge will be recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The provisions of SFAS 141 have been adopted for any business combination consummated after June 30, 2001. Goodwill acquired in a business combination for which the acquisition date is after June 30, 2001 will not be amortized. The Company has adopted the provisions of SFAS 142, related to goodwill acquired prior to June 30, 2001 and intangible assets, on January 1, 2002. The Company has reclassified to goodwill approximately $100,000 which was previously assigned to the workforce. Furthermore, the Company anticipates that intangible asset amortization, including the effects of the Tamtron acquistion, will be approximately $3.7 million annually, for the next several years. The adoption of this accounting standard is expected to reduce the amount of amortization of goodwill recorded in our consolidated financial statements, excluding the Tamtron acquisition, by approximately $1.3 million annually, commencing January 1, 2002. The Company has not yet completed its transition impairment testing, but does not expect any material impairment charge to be recorded.

In August 2001, the FASB issued SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supercedes SFAS No. 121. SFAS 144 further refines SFAS 121’s requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. SFAS 144 also extends the presentation of discontinued operations to include more disposal transactions. SFAS 144 was adopted January 1, 2002 and did not have a material effect on the Company's consolidated results of operations or financial position.

The following table provides a reconciliation of the prior year’s reported net income to adjusted net income had SFAS 142 been applied as of the beginning of fiscal 2001.

For the three months ended March 31, 2001

	Income available to common shareholders (In Thousands)	Basic Earnings per share	Diluted Earnings per share

Reported net income	$ 4,032	$ 0.25	$ 0.24

Add back amortization of goodwill,
net of income tax benefit	171	0.01	0.01

Adjusted net income	$ 4,203	$ 0.26	$ 0.25

Recent Acquisitions

On January 18, 2002, the Company completed its acquisition of Tamtron Corporation (“Tamtron”) for $25,930,241 million in cash, plus debt repayment of $651,492, as well as acquisition expenses of $2,622,326 for a total purchase price of $29,204,059. Tamtron is a San Jose, California, based company whose flagship PowerPath™ software is designed specifically for companies providing surgical pathology, cytology and autopsy services (e.g. anatomic pathology) to streamline operations and support multi-site or multi-entity healthcare networks and will be part of the Information Services segment. The source of funds for the acquisition was a combination of the Company’s available cash, as well as advances totaling $25 million under its amended credit facility. In connection with the Tamtron acquisition, on January 18, 2002, the Company amended its original credit facility and converted its $25 million 364-day facility to a $28 million term loan. The term loan is to be repaid over a five-year period, with interest only payable for the first twelve months. Thereafter, the loan is payable in seventeen payments of principal plus interest, with principal of $4.9 million in 2003, 2004, 2005 and 2006 and a final principal payment of $8.4 million in 2007. Both in revolving credit line and the term loan bear interest at LIBOR plus 1.25%.

The acquisition has been accounted for under the purchase method, in accordance with SFAS 141, whereby the purchase price is allocated to the underlying assets and liabilities based on their estimated fair values. The resulting goodwill from this transaction of $24.3 million will not be amortized and intangibles of $11.0 million will be amortized over periods ranging from five to ten years. The following table reflects the allocation of the purchase price.

Cash	$ 580,341
Prepaid expenses and other current assets	151,406
Accounts receivables, net of allowance	907,284
Property and equipment, net of accumulated depreciation	555,244
Intangible assets - customer lists and acquired software	11,000,000
Goodwill	24,293,484
Acquired in process research & development	900,000
Current and other liabilities, including deferred revenue	(4,783,700)
Deferred tax	(4,400,000)

$ 29,204,059

Tamtron has annualized revenue of approximately $10 million, which is generated primarily through software sales and maintenance contracts. Tamtron’s current customer base includes more than 350 sites, including hospitals and academic medical centers around the country, which process over 5 million cases per year.

Pro forma historical results (unaudited) for the three months ended March 31, 2001, adjusted, as if Tamtron had been acquired on January 1, 2001, approximates $42.8 million in revenue, $4.1 million in net income, and $0.25 in diluted earnings per share. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of January 1, 2001, nor are they necessarily indicative of future results.

Commitments and Contingencies:

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

During the course of the Company’s strategic review for the quarter ended March 31, 2002, it was determined that the Company would no longer offer certain products based on technology which was purchased from Biologic & Immunologic Science Laboratories, Inc. (“BIS”), an acquisition that was completed in July 1998. As a result, the Company recorded a goodwill write-down of $3,200,000, which eliminated all remaining goodwill from the BIS acquisition. The goodwill impairment was necessitated by the Company’s decision to completely discontinue the BIS product offering. Additionally, the Company recorded a one-time charge of $1,900,000 to account for severance and related costs, as well as, an increase in allowances for bad debt expenses related to those accounts the Company will no longer be servicing.

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

Three Months Ended March 31, 2002
Compared with Three Months Ended March 31, 2001

The Company’s total net revenues for the three months ended March 31, 2002 and 2001 were $52.6 million and $42.1 million, respectively, representing an increase of $10.5 million, or 24.9%, in 2002. This growth was primarily attributable to a 13% increase in case volume, resulting from increased sales and marketing activities. During the 2002 quarter, the Company increased its provision rate for contractual allowances due to a shift toward in-network revenues related primarily to cases referred by oncology offices. The Company also executed and renewed several managed care agreements in the quarter that resulted in higher contractual allowance rates. As a result, the growth in lymphoma and leukemia cases, which increased 24% over the year ago quarter, was offset by these higher contractual allowance rates resulting in a 3% increase in net revenue per case over the first quarter 2001 amount. IPO revenues increased 98% to $6.0 million this quarter as compared to the year ago quarter primarily driven by increases in the numbers of projects with biopharmaceutical companies.

Cost of sales, which primarily includes payroll, laboratory supplies, logistics and outside services, for the three months ended March 31, 2002 and 2001 were $16.5 million and $14.2 million, respectively, representing an increase of $2.3 million, or 16.2% in 2002. This increase was necessitated by case volume growth, a continuing product shift to more complex cases, as well as costs associated with the operations of the recently-acquired Tamtron. In addition, the Company reported a one-time charge in the first quarter of $1.0 million relating to certain severance payments in conjunction with the decision to no longer offer certain non-core products based on technology purchased from Biologic and Immunologic Science Laboratories (“BIS”), an acquisition that was completed in July 1998. Cost of sales as a percentage of total revenues decreased to 31.4% in 2002 from 33.7% in 2001.

Gross profit for the three months ended March 31, 2002 and 2001 were $36.1 million and $27.9 million, respectively, representing an increase of $8.2 million or 29.4% in 2002. Gross profit margins increased to 68.6% in 2002, up from 66.3% in 2001.

Selling, general and administrative expenses for the three months ended March 31, 2002 and 2001 were $24.0 million and $17.1 million, respectively, representing an increase of $6.9 million, or 40.4%, in 2002. The increase is primarily due to an additional $3.1 million in bad debt expense associated with higher revenues and managed care receivables. In addition, the Company incurred a one-time charge of $1.8 million, which includes a $900,000 increase in bad-debt allowances related to BIS and an additional $900,000 one-time pre-tax charge in connection with the Company’s acquisition of Tamtron for “Acquired in Process Research and Development” pursuant to FASB requirements. The Company also incurred an additional $2.0 million in incremental laboratory supplies and courier services due to case volume growth. Selling, general and administrative expenses, as a percentage of revenues, increased to 45.6 % in 2002 from 40.6% in 2001, primarily due to the increase in bad debt expenses and the one-time charges.

Depreciation and amortization expense for the three months ended March 31, 2002 and 2001 was $7.9 million and $3.4 million, respectively, representing an increase of $4.5 million, or 132.4%, in 2002. This increase was primarily due to a one-time charge of $3.2 million in amortization expense for the write-down of BIS goodwill and $715,000 of depreciation expense for new furniture, office and lab equipment, as well as leasehold improvements incurred in connection with the expansion the Company’s New York and Los Angeles facilities. The Company also recorded $400,000 in depreciation expense for enhancements made to the Company’s clinical and billing systems. Additionally, $206,000 in expense was recorded for the amortization of GeneBank. Amortization of goodwill was reduced by $171,000 as a result of the January 1, 2002 adoption of SFAS 142. As a percentage of total revenues, depreciation and amortization expense increased to 15.0% in 2002 from 8.1% in 2001.

Income from operations for the three months ended March 31, 2002 and 2001 was $3.2 million and $7.4 million, respectively, representing a decrease of $4.2 million, or 56.8%, in 2002. The decrease was due to the one-time charges totaling $6.0 million, which consists of $5.1 million relating to the decision to no longer offer certain non-core products based on technology purchased from BIS, as well as $900,000 in connection with the Company’s acquisition of Tamtron for “Acquired in Process Research and Development” pursuant to FASB requirements. As a percentage of total revenues, income from operations decreased to 6.1% in 2002 from 17.6% in 2001, as a result of the aforementioned charges.

Other income (expense), net for the three months ended March 31, 2002 and 2001 was $(689,000) and $(336,000), respectively, representing a decrease of $353,000 in 2001. The decrease was primarily due to increased interest expense associated with capital lease obligations and long-term borrowings, as well as a reduction in the amount of interest bearing securities on hand.

The tax provision for the three months ended March 31, 2002 of approximately $1.1 million reflects federal, state and local income tax expense. The effective tax rate for 2002 and 2001 remained consistent at 43.0%.

Net income for the three months ended March 31, 2002 and 2001 was $1.4 million and $4.0 million, respectively, representing a decrease of $2.6 million, or 65.0%, in 2002. Due to the non-recurring charges, net income as a percentage of revenues decreased to 2.7% in 2002 from 9.5% in 2001.

Liquidity and Capital Resources

Since inception, the Company has raised approximately $103.9 million of capital through the public offerings of its common stock and $6.6 million of capital from private placements of preferred stock. All of the Company’s preferred stock was converted into common stock at the closing of the Company’s initial public offering in February 1996. The Company’s working capital and capital expenditure needs have increased and are expected to continue to increase as the Company expands its existing facilities and pursues its growth strategy.

The Company’s cash and cash equivalent balances at March 31, 2002 and December 31, 2001 were $7.3 million and $5.9 million, respectively, representing an increase of $1.4 million in 2002. The Company also had approximately $15.1 million in marketable securities at March 31, 2002, representing a $1.4 million decrease from the $16.5 million at December 31, 2001. The net increase in cash and cash equivalents for the three-month period was primarily due to $33.6 million in loan proceeds, offset by $28.6 million for the acquisition of Tamtron, $5.9 million for capital expenditures and lease payments and $2.9 million for the acquisition of GeneBank samples. The Company generated approximately $3.2 million in operating cash flow in the period, due primarily to a 40% increase in cash collections over the year ago quarter.

In June 2001, the Company entered into a $50 million Senior Secured Credit Facility consisting of a five-year commitment for a $25 million revolving credit line and a $25 million 364-day facility intended for acquisitions. The credit facility syndicated by Fleet National Bank, which will also act as Agent for the lenders, replaced the Company’s previous $15 million unsecured line of credit that expired on June 28, 2001. In connection with the Tamtron acquisition, on January 18, 2002, the Company amended its original credit facility and converted its $25 million 364-day facility to a $28 million term loan. The term loan is to be repaid over a five-year period, with interest only payable for the first twelve months. Thereafter, the loan is payable in seventeen payments of principal plus interest, with principal of $4.9 million in 2003, 2004, 2005 and 2006 and a final principal payment of $8.4 million in 2007. Both the revolving credit line and the term loan bear interest at LIBOR plus 1.25%. As of March 31, 2002, the Company had $24.6 million outstanding under the revolving credit line and $28 million drawn down from the term loan. The $24.6 million under the revolving credit line is due in full in five years. In connection with the amended facility, the Company also amended certain debt covenants contained in the original facility. The Company was in compliance with these covenants as of March 31, 2002.

On May 7, 2002, the Company announced its intentions to resume its repurchase of shares of the Company's common stock. The share repurchase program was approved by the Company’s board of directors in January of 2000 and authorized the repurchase of up to $15,000,000 of common stock of the Company from time to time in open market or private transactions, depending on market conditions, share price and other considerations. Approximately $13,000,000 remains available for repurchase under the program. The purchases will be funded from available cash and working capital.

The Company has lines of credit for financing equipment, leasehold improvements and computer hardware and software. In July 1999, the Company established a $6.0 million credit line with Newcourt Financial (currently “CIT Group”) with lease terms that are based on 48 monthly payments at a rate equal to .35% above yield on four-year treasury notes. As of March 31, 2002, the Company had fully drawn against this line. In September 1999, the Company established a $6.0 million credit line with Fleet Bank with lease terms based on 48 monthly payments at a rate equal to .20% above the yield on four-year treasury notes. As of March 31, 2002 approximately $1.0 million was drawn against this line. In December 1999, the Company established a $6.2 million credit line with First American Bankcorp, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. The line of credit was subsequently increased to $21.2 million in March 2001, under the same lease terms. As of March 31 2002, approximately $20.5 million was drawn against this line. In November 2001, the Company established an additional $10 million credit line with First American Bankcorp, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of March 31, 2002 the Company had not drawn against this line. In April 2000, the Company established an $875,000 credit line with Dynamics Commercial Funding Corp. with lease terms of 36 months and a rate equal to the yield on three-year treasury notes. As of March 31, 2002, the Company had fully drawn against this line. In June 2000, the Company established an additional $4.0 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of March 31, 2002, the Company had fully drawn against this line. In November 2000, the Company established an additional $2.9 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of March 31,2002, approximately $2.6 million was drawn against this line. In April 2000, the Company established a $3.0 million credit line with First Sierra Financial, Inc. (currently “Popular Leasing, USA”) with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of March 31, 2002, the Company had fully drawn against this line. In September 2000, the

Company established an additional $6.0 million credit line with First Sierra Financial, Inc. (currently “Popular Leasing, USA”) with the lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of March 31, 2002, approximately $5.4 million was drawn against this line. In November 2001, the Company established an additional $2 million credit line with Popular Leasing, USA with lease terms of 48 months and a rate equal to ..35% above yield on four-year treasury notes. As of March 31, 2002 approximately $1.4 million was drawn against the line. In July 2000, the Company established a $7.15 million credit line with Advanced Capital Resources Corp. (currently “Applied Financial, Inc.”) with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of March 31, 2002, approximately $6.6 million was drawn against this line. In November 2000, the Company established a $3.0 million credit line with Trimarc Financial Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of March 31, 2002, the Company had fully drawn against this line. In April 2001, the Company established an additional $1.1 million credit line with Trimarc Financial Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of March 31, 2002 approximately $1.1 million was drawn against this line. In January 2001, the Company established a $2 million credit line with IFC Credit Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of March 31 2002, approximately $525,000 was drawn against this line. In January 2002, the Company established a $2 million credit line with Key Equipment Finance with lease term of 48 months and a rate equal to the yield on four-year treasury notes. As of March 31, 2002, approximately $229,000 was drawn against this line.

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

Impact of Inflation and Changing Prices

The impact of inflation and changing prices on the Company has been primarily limited to salary, laboratory and operating supplies and rent increases and to date has not been material to the Company’s operations. In the future, the Company’s revenue realization per case may not be sufficient to cover the cost of inflation, although the Company is responding to these concerns by attempting to increase the case volume and adjust the product mix of its business.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements, see “Forward Looking Statements.” Actual results may differ materially from those described.

Our holdings of financial instruments are comprised primarily of U.S. corporate debt, U.S. government debt and commercial paper. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum, and at March 31, 2002, approximately 78% of our holdings were in instruments maturing in two years or less and more than 76% of such holdings maturing in one year or less.

PART II. Other Information

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

There are no exhibits required to be filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K:

A current report on Form 8-K dated January 18, 2002 was filed on February 4, 2002 by the registrant, in connection with the completed acquisition of Tamtron Corporation dated January 18, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: March 14, 2002	IMPATH INC. —————————————— (Registrant)
Dated: March 14, 2002	By: /s/ ANU D. SAAD —————————————— Anu D. Saad, Ph.D. Chief Executive Officer
Dated: March 14, 2002	By: /s/ DAVID J. CAMMARATA —————————————— David J. Cammarata Chief Financial Officer and Principal Accounting Officer

