Form 10-Q
period 2002-06-30
IMPATH INC
filed 2002-08-14
CIK 1003114

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

(Mark one)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002 OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____ Commission file number 0-27750 IMPATH INC. (exact name of registrant as specified in its charter)

Delaware	8071	13-3459685
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

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

Yes |X| No |_|

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JUNE 30, 2002

Common Stock, par value $.005 per share	16,329,478

Index

IMPATH Inc. and Subsidiaries

Page Number

PART I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets at June 30, 2002 and December 31, 2001	3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001	4

Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2002	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	19

Signatures and Certification	20

2

Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

IMPATH Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$8,285,364	$5,854,628
Marketable securities, at market value	10,832,066	16,509,263
Accounts receivable, net of allowance for doubtful accounts	71,942,919	63,637,345
Prepaid expenses	1,621,801	1,110,060
Deferred tax assets	5,227,139	5,227,139
Other current assets	18,621,796	15,069,165

Total current assets	116,531,085	107,407,600

Fixed assets, less accumulated depreciation and amortization	85,682,275	84,774,078

Deposits and other non-current assets	610,485	1,053,620
Intangible assets, net of accumulated amortization	33,816,122	18,075,120
Goodwill	48,678,698	25,453,795

Total Assets	$285,318,665	$236,764,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities: Current portion of capital lease obligations	$15,018,013	$13,973,630
Current portion of note payable	5,113,455	—
Accounts payable	5,219,001	4,725,867
Deferred revenue	4,080,960	2,033,962
Income taxes payable	6,546,628	6,126,628
Accrued expenses & other current liabilities	5,880,251	5,831,623

Total current liabilities	41,858,308	32,691,710

Capital lease obligations, net of current portion	21,956,258	25,959,454
Long term note payable, net of current portion	50,150,000	19,000,000
Deferred tax liabilities	7,844,249	3,444,249

Stockholders’ equity:
Common stock	92,845	92,033
Additional paid-in capital	140,446,971	138,259,994
Retained earnings	50,624,595	44,226,341
Accumulated other comprehensive (loss)	(147,061)	(10,776)

	191,017,350	182,567,592

Less:
Cost of 2,239,476 and 2,209,476 shares of common stock held in treasury in 2002 and 2001	(27,402,470)	(26,750,281)
Deferred compensation	(105,030)	(148,511)

Total stockholders’ equity	163,509,850	155,668,800

Total liabilities and stockholders’ equity	$285,318,665	$236,764,213

See accompanying notes to unaudited consolidated financial statements. 3

IMPATH Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Revenues:
Net Physicians Services	$47,080,458	$42,420,401	$91,415,891	$80,424,754
IMPATH Predictive Oncology	5,625,691	3,478,684	11,595,507	6,490,530
Information Services	3,907,070	1,175,383	6,182,321	2,295,190

	56,613,219	47,074,468	109,193,719	89,210,474

Cost of services	16,544,000	16,058,470	33,044,282	30,278,825

Gross Profit	40,069,219	31,015,998	76,149,437	58,931,649

Operating expenses:
Selling, general and administrative	25,344,115	19,215,246	49,368,665	36,301,763
Depreciation and amortization	5,198,001	3,824,402	13,122,982	7,244,270
Acquired in process research & development	—	—	900,000	—

Total operating expenses	30,542,116	23,039,648	63,391,647	43,546,033

Income from operations	9,527,103	7,976,350	12,757,790	15,385,616

Other Income	176,783	322,361	434,114	917,954
Other Expense	(1,020,762)	(744,505)	(1,966,897)	(1,675,718)

Other expense, net	(843,979)	(422,144)	(1,532,783)	(757,764)

Income before income tax expense	8,683,124	7,554,206	11,225,007	14,627,852

Income tax expense	(3,733,740)	(3,248,940)	(4,826,753)	(6,290,248)

Net income	$4,949,384	$4,305,266	$6,398,254	$8,337,604

Earnings per share:
Basic:
Net income per common share	$0.30	$0.27	$0.39	$0.52

Weighted average common shares outstanding	16,278,000	15,973,000	16,255,000	15,933,000

Diluted:
Net income per common share, assuming dilution	$0.30	$0.26	$0.38	$0.50

Weighted average common and common equivalent shares outstanding, assuming dilution	16,750,000	16,680,000	16,805,000	16,698,000

See accompanying notes to unaudited consolidated financial statements. 4

IMPATH Inc. and Subsidiaries Consolidated Statement of Stockholders’ Equity Six Months Ended June 30, 2002 (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Deferred Compensation	Total

	Shares	Amount

Balance at December 31, 2001	18,406,579	$92,033	$138,259,994	$44,226,341	($10,776)	($26,750,281)	($148,511)	$155,668,800

Common share issued upon exercise of stock options	162,375	812	2,186,977					2,187,789

Repurchase of common shares						(652,189)		(652,189)

Change in deferred compensation							43,481	43,481
Comprehensive income:
Change in unrealized net depreciation of securities					(136,285)			(136,285)
Net income for the period Ended June 30, 2002				6,398,254				6,398,254

Total comprehensive income								6,261,969

Balance at June 30, 2002	18,568,954	$92,845	$140,446,971	$50,624,595	($147,061)	($27,402,470)	($105,030)	$163,509,850

See accompanying notes to unaudited consolidated financial statements 5

IMPATH Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income	$6,398,254	$8,337,604
Adjustments to reconcile net income to net cash provided by
operating activities:
Acquired in process research & development	900,000	—
Depreciation and amortization	13,122,982	7,244,270
Provision for uncollectible accounts receivable	21,032,477	14,835,115
Non-cash deferred compensation	43,481	454,226
Changes in assets and liabilities (net of effect from acquisition of business):
(Increase) in accounts receivable	(28,430,767)	(25,985,234)
(Increase) in prepaid expenses and current assets	(3,945,785)	(1,951,186)
Decrease/(increase) in deposits and other assets	123,774	(110,351)
Increase in accounts payable and accrued expenses	118,909	973,188
Increase in income taxes payable	420,000	1,279,503
(Decrease)/increase in deferred revenues	(1,380,532)	146,281

Total adjustments	2,004,539	(3,114,188)

Net cash provided by operating activities	8,402,793	5,223,416

Cash flows from investing activities:
Purchases of marketable securities	(6,594,995)	(18,978,841)
Sales/maturities of marketable securities	12,135,907	24,352,850
Acquisition of business, net of cash acquired	(28,623,718)	—
Purchase of intangible assets	(6,009,186)	(2,313,844)
Capital expenditures	(4,169,497)	(6,679,783)

Net cash (used in) investing activities	(33,261,489)	(3,619,618)

Cash flows from financing activities:
Issuance of common stock from exercise of options and warrants	2,187,789	1,015,936
Repurchase of common stock	(652,189)	—
Payments of capital lease obligations	(7,622,323)	(6,540,558)
Proceeds from bank loans	33,600,000	2,500,000
Payments of notes payable	(223,845)	(2,511,793)

Net cash provided by/(used in) financing activities	27,289,432	(5,536,415)

Net increase/(decrease) in cash and cash equivalents	2,430,736	(3,932,617)
Cash and cash equivalents at beginning of period	5,854,628	13,488,731

Cash and cash equivalents at end of period	$8,285,364	$9,556,114

See accompanying notes to unaudited consolidated financial statements. 6

IMPATH Inc.

Notes to Consolidated Financial Statements
(unaudited)

General

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

Net Income Per Share

Net income per share, basic, is based on the weighted average number of shares of common stock outstanding and includes shares to be issued from the date the commitment to issue was consummated. Diluted earnings per share is based on the weighted average number of shares of common stock, shares to be issued and common equivalent shares outstanding. Common equivalent shares from stock options and warrants are included in the computation assuming the related exercisable options and warrants had been exercised to the extent their effect is dilutive.

Comprehensive Net Income

Comprehensive net income is equal to the net income reported adjusted for the unrealized net depreciation of marketable securities, net of related deferred taxes. Comprehensive net income for the three months ended June 30, 2002 and 2001 was $4,989,031 and $4,023,344, respectively. Comprehensive net income for the six months ended June 30, 2002 and 2001 was $6,261,969 and $8,078,297, respectively.

Investments

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, the Company’s investments (consisting primarily of government and corporate fixed income securities) were classified as available for sale. As a result, the unrealized gain or loss is recorded as a separate component of stockholders’ equity, net of related deferred taxes. At June 30, 2002, approximately $1,167,893 of securities with original maturities of three months or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in marketable securities.

Accounts Receivable, Net of Allowance for Doubtful Accounts

In accordance with accounting principles generally accepted in the United States of America (“GAAP”) and consistent with healthcare industry practices, the Company presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001

Gross accounts receivable	$149,717,506	$132,415,562
Allowance for doubtful accounts	(20,939,832)	(22,423,389)
Contractual allowance reserve	(56,834,755)	(46,354,828)

	$71,942,919	$63,637,345

7

Segment information

The Company operates in three reportable business segments: (1) Physician Services, (2) IMPATH Predictive Oncology™ (“IPO”) and (3) Information Services. Physician Services derives revenue from performing specialized cancer analyses. IPO provides (i) contract laboratory services, (ii) cancer database and pharmacoeconomic information and (iii) clinical trial support services to genomics, biotechnology and pharmaceutical companies. Information Services derives revenues by licensing its tumor registry software to community hospitals and state agencies. Beginning with the acquisition of Tamtron Corporation (“Tamtron”) in January 2002, Information Services also provides pathology information management software, which is licensed to hospitals and academic medical centers around the country. The Company measures the performance of its operating segments through “Income (loss) from operations” as defined on the accompanying consolidated statements of operations.

Six Months Ended ($ in Thousands)	Total IMPATH Inc.	Physician Services	IMPATH Predictive Oncology	Information Services

2002
Revenue, net	$109,194	$91,416	$11,596	$6,182
Income (loss) from operations	$12,758	$14,011	$2,411	$(3,664)
Depreciation and
Amortization	$13,123	$10,689	$1,741	$693

2001
Revenue, net	$89,210	$80,425	$6,490	$2,295
Income (loss) from operations	$15,386	$16,105	$206	$(925)
Depreciation and
Amortization	$7,244	$6,046	$632	$566

Intangible Asset

Payments to acquire tissue and tumor samples for use in GeneBank™ has been classified as an intangible asset with total purchases of $6,009,186 for the six months ended June 30, 2002. GeneBank payments are being amortized using the straight-line method over its estimated useful life of seven years.

Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141"), which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142"), which broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill and intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed for impairment at least annually and an impairment charge will be recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. Goodwill acquired in a business combination for which the acquisition date is after June 30, 2001 will not be amortized. The Company has adopted the provisions of SFAS 142, related to goodwill acquired prior to June 30, 2001 and intangible assets, on January 1, 2002. The Company has reclassified to goodwill approximately $100,000 which was previously assigned to the workforce. The Company had approximately $25,454,000 of unamortized goodwill as of January 1, 2002 which was subject to the transition provisions of SFAS 142. The Company completed its transitional goodwill impairment assessment in the second quarter of fiscal year 2002. The assessment indicated that there was no goodwill impairment. The Company will perform its annual impairment test in the fourth quarter of each fiscal year, upon completion and approval of the Company’s financial operating plan.

The Company’s pro forma basic and diluted earnings per share for the six months ended June 30, 2001 as if the Company adopted Statement 142 at the beginning of fiscal 2001 would have been $0.28 and $0.27 per share respectively versus $0.27 and $0.26 per share respectively as reported, had amortization expense of $342,000, net of tax, not been reported during the six month period. The aggregate acquired intangible asset amortization for the three and six month periods ended June 30, 2002 was approximately $650,000 and $700,000, respectively. The estimated acquired intangible asset amortization expense for the fiscal years ended December 31, 2002 through 2005 is approximately $2.7 million per year. Goodwill by segment for the period ended December 31, 2001 for Physician Services, IPO and Information Services was approximately $4.2 million, $10.8 million and $10.5 million, respectively. Goodwill by segment for the period ended June 30, 2002 for Physician Services, IPO and Information Services was approximately $1 million, $13.6 million and $34.0 million, respectively.

The following disclosure presents certain information on the Company’s acquired intangible assets as of June 30, 2002, and December 31, 2001. All intangible assets are amortized over their estimated useful lives, as indicated below, with no residual values.

Acquired Intangible Assets (In $ Thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance

At June 30, 2002
Amortized acquired intangible assets:
Technology	5 years	4,600	(425)	4,175
Customer Lists	15 years	24,839	(5,427)	19,412

		29,439	(5,852)	23,587

At December 31, 2001
Amortized acquired intangible assets:
Customer Lists	15 years	17,749	(4,372)	13,377

		17,749	(4,372)	13,377

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No.4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary. SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We are required to adopt SFAS 145, effective for fiscal 2003. We do not expect the adoption of SFAS 145 to have a material impact on our consolidated financial statements.

Recent Acquisition

On January 18, 2002, the Company completed its acquisition of Tamtron for $25,930,241 million in cash, plus debt repayment of $651,492, as well as acquisition expenses of $2,622,326, for a total purchase price of $29,204,059. Tamtron is a San Jose, California, based company whose flagship PowerPath™ software is designed specifically to assist companies who provide surgical pathology, cytology and autopsy services (e.g. anatomic pathology) in streamlining operations and supporting multi-site or multi-entity healthcare networks. The source of funds for the acquisition was a combination of the Company’s available cash, as well as advances totaling $25 million under its amended credit facility. In connection with the Tamtron acquisition, on January 18, 2002, the Company amended its original credit facility and converted its $25 million 364-day facility to a $28 million term loan. The term loan is to be repaid over a five-year period, with interest only payable for the first twelve months. Thereafter, the loan is payable in seventeen payments of principal plus interest, with principal payments of $4.9 million due in 2003, 2004, 2005 and 2006 and a final principal payment of $8.4 million due in 2007. Both the revolving credit line and the term loan currently bear interest at LIBOR plus 1.25%, which amounted to 3.5% at June 30, 2002.

The acquisition has been accounted for under the purchase method, in accordance with SFAS 141, pursuant to which the purchase price is allocated to the underlying assets and liabilities based on their estimated fair values. The resulting goodwill from this transaction of $23.5 million will not be amortized, and intangibles of $11.0 million will be amortized over periods ranging from five to fifteen years. The following table reflects the allocation of the purchase price.

Cash	$580,341
Prepaid expenses and other current assets	151,406
Accounts receivables, net of allowance	907,284
Property and equipment, net of accumulated depreciation	555,244
Intangible assets – customer lists and acquired software	11,000,000
Goodwill	23,546,178
Acquired in process research & development	900,000
Current and other liabilities, including deferred revenue	(4,036,394)
Deferred tax, liability	(4,400,000)

$29,204,059

Tamtron has annualized revenue of approximately $10 million, which is generated primarily through software sales and maintenance contracts. Tamtron’s current customer base includes more than 350 sites, including hospitals and academic medical centers around the country, which process over 5 million cases per year.

Pro forma historical results (unaudited) for the six months ended June 30, 2001, adjusted, as if Tamtron had been acquired on January 1, 2001, approximate $91.2 million in revenue, $8.5 million in net income, and $0.51 in diluted earnings per share. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of January 1, 2001, nor are they necessarily indicative of future results.

Software Development Cost

Once technological feasibility has been established, the Company capitalizes software development costs incurred related to software developed for resale until the product is released for commercial use. Similarly, costs incurred to develop upgrades are capitalized until the upgrades are commercially released. Before technological feasibility has been established, the Company expenses all costs incurred for the product.

Commitments and Contingencies

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

Certain executive officers of the Company have entered into agreements which provide severance of up to one year’s salary in the event of termination without cause. On August 7, 2002, certain executive officers of the Company entered into agreements which provide for certain payment to the executive, including three years of salary and bonus upon the consummation of a change of control. Please see exhibits 10.31 and 10.32

Discontinuance of Biologic & Immunologic Science Laboratories, Inc.

During the course of the Company’s strategic review for the quarter ended March 31, 2002, it was determined that the Company would no longer offer certain products based on technology which was purchased from Biologic & Immunologic Science Laboratories, Inc. (“BIS”), an acquisition that was completed in July 1998. As a result, the Company recorded a goodwill write-down of $3,200,000, which eliminated all remaining goodwill from the BIS acquisition. The goodwill impairment was necessitated by the Company’s decision to completely discontinue the BIS product offering. Additionally, the Company recorded a one-time charge of $1,900,000 to account for severance and related costs, as well as an increase in allowances for bad-debt expenses related to those accounts the Company will no longer be servicing.

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

Three Months Ended June 30, 2002
Compared with Three Months Ended June 30, 2001

The Company’s total net revenues for the three months ended June 30, 2002 and 2001 were $56.6 million and $47.1 million, respectively, representing an increase of $9.5 million, or 20%, in 2002. This growth was primarily attributable to a 12% increase in case volume on a per day basis, resulting from increased sales and marketing activities, as well as a growth in lymphoma and leukemia cases, which increased 20% on a per day basis over the year ago quarter. IPO revenues increased 62% to $5.6 million this quarter as compared to the year ago quarter, primarily driven by increases in the number of projects with biopharmaceutical companies as well as revenue generated by the IMPATH Clinical Trials Network™ (“ICTN”).

Cost of services, which primarily includes payroll, laboratory supplies, logistics and outside services, for the three months ended June 30, 2002 and 2001 were $16.5 million and $16.1 million, respectively, representing an increase of $400,000, or 2.5% in 2002. This increase was necessitated by case volume growth and the continuing product shift to more complex cases, as well as costs associated with the operations of Tamtron. Cost of services as a percentage of total revenues decreased to 29.2% in 2002 from 34.1% in 2001 due to increased sales at IPO which had lower associated cost of services as a percentage of revenue.

Gross profit for the three months ended June 30, 2002 and 2001 was $40.1 million and $31.0 million, respectively, representing an increase of $9.1 million, or 29.3%, in 2002. Gross profit margins increased to 70.8% in 2002, up from 65.9% in 2001.

Selling, general and administrative expenses for the three months ended June 30, 2002 and 2001 were $25.3 million and $19.2 million, respectively, representing an increase of $6.1 million, or 31.7%, in 2002. The increase is primarily due to an additional $2.2 million in bad-debt expense associated with higher revenues. The Company also incurred additional charges related to incremental laboratory supplies and courier services due to case volume growth, as well as costs associated with the administration of ICTN. Selling, general and administrative expenses, as a percentage of revenues, increased to 44.7% in 2002 from 40.8% in 2001.

Depreciation and amortization expense for the three months ended June 30, 2002 and 2001 was $5.2 million and $3.8 million, respectively, representing an increase of $1.4 million, or 37%, in 2002. This increase was primarily driven by depreciation expense for new office and laboratory furniture and equipment, as well as leasehold improvements incurred in connection with the expansion the Company’s New York and Los Angeles facilities. The Company also incurred depreciation expense for enhancements made to the Company’s clinical and billing systems, as well as expenses related to the amortization of GeneBank. Amortization of goodwill was ceased as a result of the January 1, 2002 adoption of SFAS 142. As a percentage of total revenues, depreciation and amortization expense increased to 9.2% in 2002 from 8.1% in 2001.

Income from operations for the three months ended June 30, 2002 and 2001 was $9.5 million and $8.0 million, respectively, representing an increase of $1.5 million, or 19%, in 2002. As a percentage of total revenues, income from operations decreased to 16.8% in 2002, from 17.0% in 2001.

Other expense, net for the three months ended June 30, 2002 and 2001 was $844,000 and $422,000, respectively, representing an increase of $422,000 in 2002. The increase was primarily due to increased interest expense associated with capital lease obligations and long-term borrowings, as well as a reduction in the amount of interest bearing securities on hand.

The tax provision for the three months ended June 30, 2002 of approximately $3.7 million reflects federal, state and local income tax expense. The effective tax rate for each of 2002 and 2001 was 43.0%.

Net income for the three months ended June 30, 2002 and 2001 was $5.0 million and $4.3 million, respectively, representing an increase of $0.7 million, or 16%, in 2002. Net income as a percentage of revenues for 2002 and 2001 remained consistent at 9%.

Six Months Ended June 30, 2002
Compared with Six Months Ended June 30, 2001

The Company’s total net revenues for the six months ended June 30, 2002 and 2001 were $109.2 million and $89.2 million, respectively, representing an increase of $20.0 million, or 22.4%, in 2002. This growth was primarily attributable to a 12% increase in case volume on a per day basis, resulting from increased sales and marketing activities, as well as the growth in lymphoma and leukemia cases, which increased 22% over the year ago period. IPO revenues increased 78%, to $11.6 million, for the six months as compared to the year ago period primarily due to the increase in the number of projects with biopharmaceutical companies as well as revenue generated by ICTN.

Cost of services, which primarily includes payroll, laboratory supplies, logistics and outside services, for the six months ended June 30, 2002 and 2001 were $33.0 million and $30.3 million, respectively, representing an increase of $2.7 million, or 9%, in 2002. This increase was necessitated by case volume growth, a continuing product shift to more complex cases, as well as the costs associated with the operations of Tamtron. In addition, the Company reported a one-time charge in the first quarter of $1.0 million relating to certain severance payments in conjunction with the decision to no longer offer certain non-core products based on technology purchased from BIS. Cost of services as a percentage of total revenues decreased to 30.2% in 2002, from 34.0% in 2001 due to increased sales at IPO which had lower associated cost of services as a percentage of revenue.

Gross profit for the six months ended June 30, 2002 and 2001 was $76.2 million and $58.9 million, respectively, representing an increase of $17.3 million, or 29.4%, in 2002. Gross profit margins increased to 69.8% in 2002, up from 66.0% in 2001.

Selling, general and administrative expenses for the six months ended June 30, 2002 and 2001 were $49.4 million and $36.3 million, respectively, representing an increase of $13.1 million, or 36.0%, in 2002. The increase is primarily due to an additional $5.3 million in bad-debt expense associated with higher revenues. In addition, the Company incurred a one-time charge of $900,000 in the first quarter, as a result of increased in bad-debt allowances related to BIS. The Company also incurred expenses related to incremental laboratory supplies and courier services due to case volume growth, as well as costs associated with the administration of ICTN. Selling, general and administrative expenses, as a percentage of revenues, increased to 45.2% in 2002, from 40.7% in 2001, primarily due to the increase in bad-debt expenses and the one-time charge.

Depreciation and amortization expense for the six months ended June 30, 2002 and 2001 was $13.1 million and $7.2 million, respectively, representing an increase of $5.9 million, or 82%, in 2002. This increase was primarily due to a one-time charge of $3.2 million in amortization expense for the write-down of BIS goodwill as well as depreciation expense for new furniture and laboratory equipment, as well as leasehold improvements incurred in connection with the expansion the Company’s New York and Los Angeles facilities. The Company also incurred depreciation expense for enhancements made to the Company’s clinical and billing systems, as well as expenses related to the amortization of GeneBank. Amortization of goodwill was ceased as a result of the Company’s January 1, 2002 adoption of SFAS 142. As a percentage of total revenues, depreciation and amortization expense increased to 12.0% in 2002, from 8.1% in 2001.

Income from operations for the six months ended June 30, 2002 and 2001 was $12.8 million and $15.4 million, respectively, representing a decrease of $2.6 million, or 16.9%, in 2002. The decrease was due to one-time charges totaling $6.0 million, which consists of $5.1 million relating to the decision to no longer offer certain non-core products based on technology purchased from BIS, as well as $900,000 in connection with the Company’s acquisition of Tamtron for “Acquired in Process Research and Development” pursuant to FASB requirements. Income from operations decreased to 11.7% in 2002 from 17.3% in 2001, as a percentage of total revenues, as a result of the aforementioned charges.

Other expense, net for the six months ended June 30, 2002 and 2001 was $1.5 million and $758,000, respectively, representing an increase of $775,000 in 2002. The increase was primarily due to increased interest expense associated with capital lease obligations and long-term borrowings, as well as a reduction in the amount of interest bearing securities on hand.

The tax provision for the six months ended June 30, 2002 of approximately $4.8 million reflects federal, state and local income tax expense. The effective tax rate for 2002 and 2001 remained consistent at 43.0%.

Net income for the six months ended June 30, 2002 and 2001 was $6.4 million and $8.3 million, respectively, representing a decrease of $1.9 million, or 23%, in 2002. Due to the non-recurring charges, net income as a percentage of revenues decreased to 5.9% in 2002 from 9.3% in 2001.

Liquidity and Capital Resources

Since its inception, the Company has raised approximately $103.9 million of capital through public offerings of its common stock, and $6.6 million of capital from private placements of its preferred stock. All of the Company’s preferred stock was converted into common stock at the closing of the Company’s initial public offering in February 1996. The Company’s working capital and capital expenditure needs have increased and are expected to continue to increase as the Company expands its existing facilities and pursues its growth strategy.

The Company’s cash and cash equivalent balances at June 30, 2002 and December 31, 2001 were $8.3 million and $5.9 million, respectively, representing an increase of $2.4 million in 2002. The Company also had approximately $10.8 million in marketable securities at June 30, 2002, representing a $5.7 million decrease from the $16.5 million at December 31, 2001. The net decrease in cash and cash equivalents and marketable securities for the six-month period was primarily due to $33.6 million in loan proceeds, offset by $28.6 million for the acquisition of Tamtron, $11.8 million in lease payments and $6.0 million for the acquisition of GeneBank samples. The Company generated approximately $8.4 million in operating cash flow in the six-month period.

In June 2001, the Company entered into a $50 million Senior Secured Credit Facility consisting of a five-year commitment for a $25 million revolving credit line and a $25 million 364-day facility intended for acquisitions. The credit facility syndicated by Fleet National Bank, which also acts as Agent for the lenders, replaced the Company’s previous $15 million unsecured line of credit that expired on June 28, 2001. In connection with the Tamtron acquisition, on January 18, 2002, the Company amended its original credit facility and converted its $25 million 364-day facility to a $28 million term loan. The term loan is to be repaid over a five-year period, with interest only payable for the first twelve months. Thereafter, the loan is payable in seventeen payments of principal plus interest, with principal payment of $4.9 million due in 2003, 2004, 2005 and 2006 and a final principal payments of $8.4 million due in 2007. Both the revolving credit line and the term loan currently bears interest at LIBOR plus 1.25%, which was approximately 3.5% at June 30, 2002. As of June 30, 2002, the Company had $24.6 million outstanding under the revolving credit line and $28 million drawn down from the term loan. The $24.6 million under the revolving credit line is due in full in five years. In connection with the amended facility, the Company also amended certain debt covenants contained in the original facility. The Company was in compliance with these covenants as of June 30, 2002. The covenants are principally related to current ratios, stockholder’s equity and debt to EBITDA ratios.

On May 7, 2002, the Company announced its intentions to resume its repurchase of shares of the Company’s common stock. The share repurchase program was approved by the Company’s board of directors in January of 2000 and authorized the repurchase of up to $15,000,000 of common stock of the Company from time to time in open market or private transactions, depending on market conditions, share price and other considerations. In May 2002, the Company repurchased 30,000 shares for approximately $650,000. Approximately $13 million remains available for repurchase under the program. Any additional purchases will be funded from available cash and working capital.

Year ending December 31,	Operating leases	Capital leases

2002	$ 2,664,785	$ 8,036,498
2003	4,231,525	16,477,773
2004	3,730,919	11,417,372
2005	3,465,307	3,601,527
2006	3,314,179	315,162
Thereafter	11,266,993	—

	$28,673,708	$ 39,848,332

Amount representing interest (rates range from 4.45% to 11.47%)		(2,874,061)

The Company has lines of credit for financing equipment, leasehold improvements and computer hardware and software. In July 1999, the Company established a $6.0 million credit line with Newcourt Financial (currently “CIT Group”) with lease terms that are based on 48 monthly payments at a rate equal to .35% above yield on four-year treasury notes. As of June 30, 2002, the Company had fully drawn against this line. In September 1999, the Company established a $6.0 million credit line with Fleet Bank with lease terms based on 48 monthly payments at a rate equal to .20% above the yield on four-year treasury notes. As of June 30, 2002 approximately $1.0 million was drawn against this line. In December 1999, the Company established a $6.2 million credit line with First American Bankcorp, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. The line of credit was subsequently increased to $21.2 million in March 2001, under the same lease terms. As of June 30, 2002, approximately $20.8 million was drawn against this line. In November 2001, the Company established an additional $10 million credit line with First American Bankcorp, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2002 the Company had not drawn against this line. In April 2000, the Company established an $875,000 credit line with Dynamics Commercial Funding Corp. with lease terms of 36 months and a rate equal to the yield on three-year treasury notes. As of June 30, 2002, the Company had fully drawn against this line. In June 2000, the Company established an additional $4.0 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2002, the Company had fully drawn against this line. In November 2000, the Company established an additional $2.9 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2002, approximately $2.6 million was drawn against this line. In April 2000, the Company established a $3.0 million credit line with First Sierra Financial, Inc. (currently “Popular Leasing, USA”) with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2002, the Company had fully drawn against this line. In September 2000, the Company established an additional $6.0 million credit line with First Sierra Financial, Inc. (currently “Popular Leasing, USA”) with the lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2002, the Company had fully drawn against this line. In November 2001, the Company established an additional $2 million credit line with Popular Leasing, USA with lease terms of 48 months and a rate equal to .35% above yield on four-year treasury notes. As of June 30, 2002 the Company had fully drawn against the line. In July 2000, the Company established a $7.15 million credit line with Advanced Capital Resources Corp. (currently “Applied Financial, Inc.”) with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2002, approximately $6.6 million was drawn against this line. In November 2000, the Company established a $3.0 million credit line with Trimarc Financial Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2002, the Company had fully drawn against this line. In April 2001, the Company established an additional $1.1 million credit line with Trimarc Financial Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2002 the Company had fully drawn against this line. In January 2001, the Company established a $2 million credit line with IFC Credit Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2002, approximately $525,000 was drawn against this line. In January 2002, the Company established a $2 million credit line with Key Equipment Finance with lease term of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2002, approximately $229,000 was drawn against this line. In May 2002, the Company established a $950,000 credit line with Celtic Leasing Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of June 30, 2002, approximately $182,000 was drawn against this line.

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

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are as follows:

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

Contractual allowances and allowance for doubtful accounts. The preparation of financial statements requires the Company’s management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, the Company’s management must make estimates of contractual allowances and potential future uncollectible accounts receivable. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of the Company’s revenue and expenses for any period if management made different judgments or utilized different estimates. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Accounting for income taxes. As part of the process of preparing the Company’s consolidated financial statements the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increase this allowance in a period, the Company must include an expense within the tax provision in the statement of operations.

     Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could materially impact the Company’s financial position and results of operations.

Impact of Inflation and Changing Prices

The impact of inflation and changing prices on the Company has been primarily limited to salary, laboratory and operating supplies and rent increases and to date has not been material to the Company’s operations. In the future, the Company’s revenue realization per case may not be sufficient to cover the cost of inflation, although the Company believes that continued growth in its businesses and advancements in science and technology (and the resulting impact on the Company's product mix and sales and marketing efforts) will reduce the potential impact of inflation or changing prices.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements, see “Forward Looking Statements.” Actual results may differ materially from those described.

The Company’s holdings of financial instruments are comprised primarily of U.S. corporate debt, U.S. government debt and commercial paper. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company’s debt security portfolio represents funds held temporarily pending use in its business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. The Company’s market risk exposure consists principally of exposure to changes in interest rates. The Company’s holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invest in the shorter-end of the maturity spectrum, and at June 30, 2002, approximately 60% of its holdings were in instruments maturing in two years or less and more than 83% of such holdings maturing in one year or less.

PART II. Other Information

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

4.1	Restated Certificate of Incorporation

10.31	Change-of-Control Agreement, dated August 7, 2002, by the Registrant and Anu D. Saad

10.32	Change-of-Control Agreement, dated August 7, 2002, by the Registrant and Richard P. Adelson

(b)	Reports on Form 8-K:

A current report on Form 8-K dated January 18, 2002 was filed on February 4, 2002 by the registrant, in connection with the completed acquisition of Tamtron Corporation dated January 18, 2002.

A current report on Form 8-K dated July 19, 2002 was filed on July 23, 2002 by the registrant, in connection with the adoption of the Stockholder Rights Plan.

19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002	IMPATH INC.

(Registrant)

Dated: August 14, 2002	By /s/ ANU D. SAAD

Anu D. Saad, Ph.D. Chairman and Chief Executive Officer

20

CERTIFICATION

Pursuant to the Sarbanes-Oxley Act of 2002, the undersigned officers of the registrant each certify, to the best of their knowledge, that (i) this periodic report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) that the information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Dated: August 14, 2002	By /s/ Anu D. Saad

Anu D. Saad, Ph.D. Chairman and Chief Executive Officer

Dated: August 14, 2002	By /s/ Peter Torres

Peter Torres Principal Financial Officer

21