Form 10-Q
period 2002-09-30
IMPATH INC
filed 2002-11-14
CIK 1003114

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

(Mark one)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002 OR

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

Yes |X| No |_|

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT SEPTEMBER 30, 2002

Common Stock, par value $.005 per share	16,329,233

Index

IMPATH Inc. and Subsidiaries

PAGE NUMBER

PART I. Financial Information

PART II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures and Certification	20

Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

IMPATH Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$3,670,660	$5,854,628
Marketable securities, at market value	7,273,980	16,509,263
Accounts receivable, net of allowance for doubtful accounts	71,430,068	63,637,345
Prepaid expenses	1,958,463	1,110,060
Deferred tax assets	5,227,139	5,227,139
Other current assets	19,084,176	15,069,165

Total current assets	108,644,486	107,407,600

Fixed assets, less accumulated depreciation and amortization	87,948,508	84,774,078

Deposits and other non-current assets	580,121	1,053,620
Intangible assets, net of accumulated amortization	37,029,137	18,075,120
Goodwill	48,678,698	25,453,795

Total Assets	$282,880,950	$236,764,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$14,445,486	$13,973,630
Short Term Borrowing	3,675,000	—
Accounts payable	5,097,935	4,725,867
Deferred revenue	3,641,647	2,033,962
Income taxes payable	5,790,287	6,126,628
Accrued expenses & other current liabilities	5,340,974	5,831,623

Total current liabilities	37,991,329	32,691,710

Capital lease obligations, net of current portion	19,455,411	25,959,454
Long term note payable, net of current portion	48,925,000	19,000,000
Deferred tax liabilities	7,844,249	3,444,249

Stockholders’ equity:
Common stock	92,844	92,033
Additional paid-in capital	140,425,571	138,259,994
Retained earnings	55,653,403	44,226,341
Accumulated other comprehensive (loss)	(3,939)	(10,776)

	196,167,879	182,567,592
Less:
Cost of 2,239,476 and 2,209,476 shares of common stock
held in treasury in 2002 and 2001	(27,402,470)	(26,750,281)
Deferred compensation	(100,448)	(148,511)

Total stockholders’ equity	168,664,961	155,668,800

Total liabilities and stockholders’ equity	$282,880,950	$236,764,213

See accompanying notes to unaudited consolidated financial statements. 3

IMPATH Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Revenues:
Net Physicians Services	$49,051,243	$43,187,982	$140,467,135	$123,612,735
IMPATH Predictive Oncology	5,186,521	4,050,188	16,782,027	10,540,718
Information Services	3,025,698	1,187,410	9,208,020	3,482,600

	57,263,462	48,425,580	166,457,182	137,636,053

Cost of services	16,900,211	16,561,661	49,944,493	46,840,486

Gross Profit	40,363,251	31,863,919	116,512,689	90,795,567

Operating expenses:
Selling, general and administrative	25,211,659	31,045,956	74,580,324	67,347,085
Depreciation and amortization	5,404,958	4,119,202	18,527,940	11,363,473
Acquired in process research & development	—	—	900,000	—

Total operating expenses	30,616,617	35,165,158	94,008,264	78,710,558

Income/(loss) from operations	9,746,634	(3,301,239)	22,504,425	12,085,009

Other Income	49,092	555,086	455,983	1,471,627
Other Expense	(973,260)	(1,041,222)	(2,912,933)	(2,715,526)

Other expense, net	(924,168)	(486,136)	(2,456,950)	(1,243,899)

Income/(loss) before income tax (expense)/benefit	8,822,466	(3,787,375)	20,047,475	10,841,110

Income tax (expense)/benefit	(3,793,660)	1,628,567	(8,620,413)	(4,661,681)

Net income/(loss)	$5,028,806	$(2,158,808)	$11,427,062	$6,179,429

Earnings/ (loss) per share:
Basic:
Net income per common share	$0.31	$(0.13)	$0.70	$0.39

Weighted average common shares outstanding	16,331,000	16,054,000	16,277,000	15,974,000

Diluted:
Net income /(loss)per common share, assuming
dilution	$0.31	$(0.13)	$0.69	$0.37

Weighted average common and common equivalent shares outstanding, assuming dilution	16,444,000	16,054,000	16,681,000	16,703,000

See accompanying notes to unaudited consolidated financial statements 4

IMPATH Inc. and Subsidiaries Consolidated Statement of Stockholders’ Equity Nine Months Ended September 30, 2002 (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Deferred Compensation	Total

	Shares	Amount

Balance at December 31, 2001	18,406,579	$92,033	$138,259,994	$44,226,341	($10,776)	($26,750,281)	($148,511)	$155,668,800

Common shares issued upon exercise of stock options	162,130	811	2,165,577					2,166,388

Repurchase of common shares						(652,189)		(652,189)

Change in deferred Compensation							48,063	48,063
Comprehensive income:
Change in unrealized net appreciation of securities					6,837			6,837
Net income for the period ended Sept 30, 2002				11,427,062				11,427,062

Total comprehensive income								11,433,899

Balance at September 30, 2002	18,568,709	$92,844	$140,425,571	$55,653,403	($3,939)	($27,402,470)	($100,448)	$168,664,961

See accompanying notes to unaudited consolidated financial statements 5

IMPATH Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$11,427,062	$6,179,429
Adjustments to reconcile net income to net cash provided by
operating activities:
Acquired in process research & development	900,000	—
Depreciation and amortization	18,527,940	11,363,473
Provision for uncollectible accounts receivable	31,202,059	23,114,897
Non-cash deferred compensation	48,063	511,927
Changes in assets and liabilities (net of effect from acquisition of business):
(Increase) in accounts receivable	(38,087,498)	(34,315,936)
(Increase) in prepaid expenses and current assets	(4,744,827)	(3,518,563)
(Increase) in deposits and other assets	(95,862)	(107,684)
(Decrease)/increase in accounts payable and accrued expenses	(541,434)	10,326,406
(Decrease) in income taxes payable	(336,341)	(713,837)
(Decrease) in deferred revenues	(1,819,844)	(185, 336)

Total adjustments	5,052,256	6,475,347

Net cash provided by operating activities	16,479,318	12,654,776

Cash flows from investing activities:
Purchases of marketable securities	(7,352,840)	(31,105,357)
Sales/maturities of marketable securities	16,594,960	27,726,570
Acquisition of business, net of cash acquired	(28,623,718)	(2,783,171)
Purchase of intangible assets	(10,001,699)	(3,563,844)
Capital expenditures	(9,683,560)	(10,110,717)

Net cash (used in) investing activities	(39,066,857)	(19,836,519)

Cash flows from financing activities:
Issuance of common stock from exercise of options and warrants	2,166,388	1,602,801
Repurchase of common stock	(652,189)	—
Payments of capital lease obligations	(11,823,328)	(10,836,823)
Proceeds from bank loans	33,600,000	16,000,000
Payments of notes payable	(2,887,300)	(2,778,829)

Net cash provided by financing activities	20,403,571	3,987,149

Net decrease in cash and cash equivalents	(2,183,968)	(3,194,594)
Cash and cash equivalents at beginning of period	5,854,628	13,488,731

Cash and cash equivalents at end of period	$3,670,660	$10,294,137

See accompanying notes to unaudited consolidated financial statements.

IMPATH Inc.

Notes to Consolidated Financial Statements
(unaudited)

General

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.

In the opinion of IMPATH Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for all periods presented. Results for the interim periods are not necessarily indicative of the results for an entire year and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete annual financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form
10-K for the year ended December 31, 2001.

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

Comprehensive Net Income

Comprehensive net income/(loss) is equal to the net income reported adjusted for the unrealized net depreciation of marketable securities, net of related deferred taxes. Comprehensive net income/(loss) for the three months ended September 30, 2002 and 2001 was $5,171,930 and $(1,740,366) respectively. Comprehensive net income for the nine months ended September 30, 2002 and 2001 was $11,433,899 and $6,338,564, respectively.

Investments

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, the Company’s investments (consisting primarily of government and corporate fixed income securities) were classified as available for sale. As a result, the unrealized gain or loss is recorded as a separate component of stockholders’ equity, net of related deferred taxes. At September 30, 2002, approximately $652,204 of securities with original maturities of three months or less were included as cash equivalents. The remaining securities included in the investment portfolio with original maturities that exceed three months are included in marketable securities.

Accounts Receivable, Net of Allowance for Doubtful Accounts

In accordance with (GAAP) and consistent with healthcare industry practices, the Company presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
Gross accounts receivable	$150,212,407	$132,415,562
Allowance for doubtful accounts	(16,750,884)	(22,423,389)
Contractual allowance reserve	(62,031,455)	(46,354,828)

	$71,430,068	$63,637,345

Segment information

The Company operates in three reportable business segments: (1) Physician Services, (2) IMPATH Predictive OncologyTM (“IPO”) and (3) Information Services. Physician Services derives revenue from performing specialized cancer analyses. IPO provides (i) contract laboratory services, (ii) cancer database and pharmacoeconomic information and (iii) clinical trial support services to genomics, biotechnology and pharmaceutical companies. Information Services derives revenues by licensing its tumor registry software to community hospitals and state agencies. Beginning with the acquisition of Tamtron Corporation, (“Tamtron”), in January 2002, Information Services also provides pathology information management software, which is licensed to hospitals and academic medical centers around the country. The Company measures the performance of its operating segments through “Income (loss) from operations” as defined on the accompanying consolidated statements of operations.

Three Months Ended ($ in Thousands)	Total IMPATH Inc.	Physician Services	IMPATH Predictive Oncology	Information Services

2002
Revenue, net	$57,263	$49,051	$5,187	$3,026
Operating income (loss)	$9,746	$9,762	$786	$(802)
Depreciation and
Amortization	$5,405	$4,116	$891	$398

2001
Revenue, net	$48,426	$43,188	$4,051	$1,187
Operating income (loss)	$(3,301)	$(2,792)	$(76)	$(433)
Depreciation and
Amortization	$4,119	$3,473	$355	$291

Nine Months Ended ($ in Thousands)	Total IMPATH Inc.	Physician Services	IMPATH Predictive Oncology	Information Services

2002
Revenue, net	$166,457	$140,467	$16,782	$9,208
Operating income (loss)	$22,504	$23,773	$3,197	$(4,466)
Depreciation and
Amortization	$18,528	$14,805	$2,632	$1,091

2001
Revenue, net	$137,636	$123,613	$10,541	$3,482
Operating income (loss)	$12,085	$13,313	$130	$(1,358)
Depreciation and
Amortization	$11,363	$9,519	$987	$857

Intangible Asset

Payments to acquire tissue and tumor samples for use in GeneBank™ has been classified as an intangible asset, with total purchases of $10,001,699 for the nine months ended September 30, 2002. GeneBank™ payments are being amortized using the straight-line method over its estimated useful life of seven years.

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

The Company’s pro forma basic and diluted earnings per share for the nine months ended September 30, 2001 assuming the Company adopted Statement 142 at the beginning of fiscal 2001 would have been $0.35 and $0.34 per share respectively versus $0.39 and $0.37 per share respectively as reported, had amortization expense of $513,000 net of tax, not been reported during the nine month period. The aggregate acquired intangible asset amortization for the three and nine month periods ended September 30, 2002 was approximately $700,000 and $2,040,000, respectively. The estimated acquired intangible asset amortization expense for the fiscal years ended December 31, 2002 through 2005 is approximately $2.7 million per year. Goodwill by segment for the period ended December 31, 2001 for Physician Services, IPO and Information Services was approximately $4.2 million, $10.8 million and $10.5 million, respectively. Goodwill by segment for the period ended September 30, 2002 for Physician Services, IPO and Information Services was approximately $1 million, $13.6 million and $34.0 million, respectively.

The following disclosure presents certain information on the Company’s acquired intangible assets as of September 30, 2002, and December 31, 2001. All intangible assets are amortized over their estimated useful lives, as indicated below, with no residual values.

Acquired Intangible Assets (In $ Thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance

At September 30, 2002
Amortized acquired intangible assets:
Technology	5 years	4,600	(655)	3,945
Customer Lists	15 years	24,349	(5,758)	18,591

		28,949	(6,413)	22,536

At December 31, 2001
Amortized acquired intangible assets:
Customer Lists	15 years	17,749	(4,372)	13,377

		17,749	(4,372)	13,377

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No.#4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary. SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We are required to adopt SFAS 145 effective for fiscal 2003. We do not expect the adoption of SFAS 145 to have a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” This SFAS modifies the timing and measurement of the recognition of costs associated with an exit or disposal activity. The statement is effective for exit or disposal activities initiated after December 31, 2002.

Recent Acquisition

On January 18, 2002, the Company completed its acquisition of Tamtron for $25,930,241 million in cash, plus debt repayment of $651,492, as well as acquisition expenses of $2,622,326 for a total purchase price of $29,204,059. Tamtron is a San Jose, California, based company whose flagship PowerPath® software is designed specifically to assist companies who provide surgical pathology, cytology and autopsy services (e.g. anatomic pathology) in streamlining operations and supporting multi-site or multi-entity healthcare networks. The source of funds for the acquisition was a combination of the Company’s available cash, as well as advances totaling $25 million under its amended credit facility. In connection with the Tamtron acquisition, on January 18, 2002, the Company amended its original credit facility and converted its $25 million 364-day facility to a $28 million term loan. The term loan is to be repaid over a five-year period, with interest only payable for the first twelve months. Thereafter, the loan is payable in seventeen payments of principal plus interest, with principal payments of $4.9 million due in 2003, 2004, 2005 and 2006 and a final principal payment of $8.4 million due in 2007. Both the revolving credit line and the term loan currently bears interest at LIBOR plus 1.25%, which amounted to 3.1% at September 30, 2002.

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

$29,204,059

At the time of acquisition, Tamtron had annualized revenue of approximately $10 million, which is generated primarily through software sales and maintenance contracts. Tamtron’s current customer base includes more than 350 sites, including hospitals and academic medical centers around the country, which process over 5 million cases per year.

Pro forma historical results (unaudited) for the nine months ended September 30, 2001, adjusted, as if Tamtron had been acquired on January 1, 2001, approximate $141.5 million in revenue, $6.5 million in net income, and $0.39 in diluted earnings per share. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of January 1, 2001, nor are they necessarily indicative of future results.

Debt

In October 2002, the Company amended its Senior Secured Credit Facility to increase the availability under its revolving credit line from $25 million to $40 million. The amended credit facility continues to be syndicated by Fleet National Bank, which acts as agent for the lenders. The increased funds were made available to the Company without any modification of the financial terms or other material covenants and requirements provided by the Company’s existing credit facility.

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

Certain executive officers of the Company have entered into agreements which provide severance of up to one year’s salary in the event of termination without cause. On August 7, 2002, certain executive officers of the Company entered into agreements which provide for certain payments to the executive, including three years of salary and bonus upon the consummation of a change of control.

Discontinuance of Biologic & Immunologic Science Laboratories, Inc. Product Offerings

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

Stockholder’s Equity

On July 19, 2002, the Company announced that its Board of Directors has adopted a Stockholder Rights Plan (“Rights Plan”) designed to protect Company stockholders in the event of takeover activity that would deny them the full value of their investment. The Rights Plan was not adopted in response to any specific takeover initiative.

In adopting the Rights Plan, the Board declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock of the Company, payable to stockholders of record at the close of business on August 1, 2002. The rights will become exercisable only in the event, with certain exceptions, a person or group of affiliated or associated persons acquires 15% or more of the Company’s voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer, which if successfully consummated, would result in such person or group owning 15% or more of the Company’s voting stock. A stockholder who owns 15% or more of the Company’s voting stock as of July 19, 2002, will not trigger the provision unless the stockholder thereafter acquires an additional one percent or more of the outstanding stock. The Company is not currently aware of any 15% stockholders. The rights will expire on July 19, 2012.

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

Three Months Ended September 30, 2002
Compared with Three Months Ended September 30, 2001

The Company’s total net revenues for the three months ended September 30, 2002 and 2001 were $57.3 million and $48.4 million, respectively, representing an increase of $8.9 million, or 18.4%, in 2002. This growth was primarily attributable to a 17% increase in case volume, resulting from increased sales and marketing activities, as well as a growth in lymphoma and leukemia cases, which increased 15% over the year ago quarter. IPO revenues increased 26.8% to $5.2 million this quarter as compared to the year ago quarter, primarily driven by increases in the number of projects with biopharmaceutical companies as well as revenue generated by the IMPATH Clinical Trials NetworkTM (“ICTN”).

Cost of services, which primarily includes payroll, laboratory supplies, logistics and outside services, for the three months ended September 30, 2002 and 2001 were $16.9 million and $16.6 million, respectively, representing an increase of $300,000, or 1.8% in 2002. Cost of services for September 2001 included one-time charges of $650,000 in severance and related costs associated with the Company’s restructuring of its clinical trials business made pursuant to the acquisition of a clinical trials network from Innovative Clinical Solutions Ltd. (“ICSL”) and $400,000 for salaries paid to laboratory employees idled during the events of September 11th. The additional increase was necessitated by case volume growth and the continuing product shift to more complex cases, as well as costs associated with the operations of Tamtron. Cost of services as a percentage of total revenues decreased to 29.5% in 2002 from 34.2% in 2001 primarily due the one-time charges in 2001 and increased sales at IPO and Information Services, which have lower associated cost of services as a percentage of revenue.

Gross profit for the three months ended September 30, 2002 and 2001 was $40.4 million and $31.9 million, respectively, representing an increase of $8.5 million, or 26.6%, in 2002. Gross profit margins increased to 70.5% in 2002, up from 65.8% in 2001, primarily due to the matters discussed above.

Selling, general and administrative expenses for the three months ended September 30, 2002 and 2001 were $25.2 million and $31.0 million, respectively, representing a decrease of $5.8 million, or 18.7%, in 2002. In 2001, the Company incurred a one-time charge of $9.7 million for the resolution with the government regarding the Company’s billing practices. In 2002, the Company incurred additional expenses related to incremental laboratory supplies and courier services due to case volume growth, as well as costs associated with the administration of ICTN. Selling, general and administrative expenses, as a percentage of revenues, decreased to 44.0% in 2002 from 64.0% in 2001, primarily due to the one-time charge in 2001.

Depreciation and amortization expense for the three months ended September 30, 2002 and 2001 was $5.4 million and $4.1 million, respectively, representing an increase of $1.3 million, or 31.7%, in 2002. This increase was primarily driven by depreciation expense for new office and laboratory furniture and equipment, as well as leasehold improvements incurred in connection with the expansion the Company’s New York and Los Angeles facilities. The Company also incurred depreciation expense for enhancements made to the Company’s clinical and billing systems, as well as expenses related to the amortization of GeneBank. Amortization of goodwill ceased as a result of the January 1, 2002 adoption of SFAS 142, and prior year goodwill amortization was $300,000. As a percentage of total revenues, depreciation and amortization expense increased to 9.4% in 2002 from 8.5% in 2001.

Income (loss) from operations for the three months ended September 30, 2002 and 2001 was $9.7 million and $(3.3) million, respectively, representing an increase of $13.0 million in 2002. This increase is a result of the aforementioned one-time charges in 2001. As a percentage of total revenues, income (loss) from operations increased to 16.9% in 2002, from (6.8)% in 2001.

Other expense, net for the three months ended September 30, 2002 and 2001 was $924,000 and $486,000 respectively, representing an increase of $438,000 in 2002. The increase was primarily due to increased interest expense associated with capital lease obligations and long term borrowings, as well as a reduction in the amount of interest bearing securities on hand.

The tax provision for the three months ended September 30, 2002 of approximately $3.8 million reflects federal, state and local income tax expense. The effective tax rate for each of 2002 and 2001 was 43.0%.

Net income (loss) for the three months ended September 30, 2002 and 2001 was $5.0 million and $(2.2) million, respectively, representing an increase of $7.2 million in 2002. Net income (loss) as a percentage of revenues increased to 8.8% for 2002 from (4.5)% in 2001, primarily due to the one-time charges in 2001.

Nine Months Ended September 30, 2002
Compared with Nine Months Ended September 30, 2001

The Company’s total net revenues for the nine months ended September 30, 2002 and 2001 were $166.5 million and $137.6 million, respectively, representing an increase of $28.9 million, or 21%, in 2002. This growth was primarily attributable to a 13% increase in case volume, resulting from increased sales and marketing activities, as well as the growth in lymphoma and leukemia cases, which increased 19% over the year ago period. IPO revenues increased 59%, to $16.8 million, for the nine months as compared to the year ago period primarily due to the increase in the number of projects with biopharmaceutical companies as well as revenue generated by ICTN.

Cost of services, which primarily includes payroll, laboratory supplies, logistics and outside services, for the nine months ended September 30, 2002 and 2001 were $49.9 million and $46.8 million, respectively, representing an increase of $3.1 million, or 6.6%, in 2002. Cost of services in 2002 included one-time charge in the first quarter of $1.0 million relating to certain severance payments in conjunction with the decision to no longer offer certain non-core products based on technology purchased from BIS. Cost of services in 2001 included one-time charges of $650,000 in severance and related costs associated with the Company’s restructuring of its clinical trials business made pursuant to the acquisition of a clinical trials network from ICSL and $400,000 for salaries paid to laboratory employees idled during the events of September 11th. The additional increase was necessitated by case volume growth, a continuing product shift to more complex cases, as well as the costs associated with the operations of Tamtron. Cost of services as a percentage of total revenues decreased to 30.0% in 2002, from 34.0% in 2001 due to the one-time charges as well as increased sales at IPO which has lower associated cost of services as a percentage of revenue.

Gross profit for the nine months ended September 30, 2002 and 2001 was $116.5 million and $90.8 million, respectively, representing an increase of $25.7 million, or 28.3%, in 2002. Gross profit margins increased to 70% in 2002, up from 66.0% in 2001, due to the reasons noted above.

Selling, general and administrative expenses for the nine months ended September 30, 2002 and 2001 were $74.6 million and $67.3 million, respectively, representing an increase of $7.3 million, or 10.9%, in 2002. In 2002, the Company incurred a one-time charge of $900,000 in the first quarter, as a result of increased bad-debt allowances related to the discontinuance of BIS product offerings. In 2001, the Company incurred a one-time charge of $9.7 million for the resolution with the government regarding the Company’s billing practices. The Company incurred additional expenses in this period related to incremental laboratory supplies and courier services due to case volume growth, as well as costs associated with the administration of ICTN. In 2002, selling, general and administrative expenses, as a percentage of revenues, decreased to 44.8% in 2002, from 48.9% in 2001, primarily due to the one-time charges noted above.

Depreciation and amortization expense for the nine months ended September 30, 2002 and 2001 was $18.5 million and $11.4 million, respectively, representing an increase of $7.1 million, or 62.3%, in 2002. This increase was primarily due to a one-time charge of $3.2 million in amortization expense for the write-down of BIS goodwill as well as depreciation expense for new furniture, laboratory equipment, and leasehold improvements incurred in connection with the expansion the Company’s New York and Los Angeles facilities. The Company also incurred depreciation expense for enhancements made to the Company’s clinical and billing systems, as well as expenses related to the amortization of GeneBank™. Amortization of goodwill ceased as a result of the Company’s January 1, 2002 adoption of SFAS 142, and prior year goodwill amortization was $1.0 million. As a percentage of total revenues, depreciation and amortization expense increased to 11.1% in 2002, from 8.2% in 2001.

Income from operations for the nine months ended September 30, 2002 and 2001 was $22.5 million and $12.1 million, respectively, representing an increase of $10.4 million, or 86.0%, in 2002. Income from operations increased to 13.5% in 2002 from 8.8% in 2001, as a percentage of total revenues, as a result of the aforementioned charges in 2001.

Other expense, net for the nine months ended September 30, 2002 and 2001 was $2.5 million and $1.2 million, respectively, representing an increase of $1.3 million, or 108.0% in 2002. The increase was primarily due to increased interest expense associated with capital lease obligations and long-term borrowings, as well as a reduction in the amount of interest bearing securities on hand.

The tax provision for the nine months ended September 30, 2002 of approximately $8.6 million reflects federal, state and local income tax expense. The effective tax rate for 2002 and 2001 remained consistent at 43.0%.

Net income for the nine months ended September 30, 2002 and 2001 was $11.4 million and $6.2 million, respectively, representing an increase of $5.2 million, or 83.9%, in 2002. Due to the non-recurring charges, primarily in 2001, net income as a percentage of revenues increased to 6.8% in 2002 from 4.5% in 2001.

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

The Company’s cash and cash equivalent balances at September 30, 2002 and December 31, 2001 were $3.7 million and $5.9 million, respectively, representing a decrease of $2.2 million in 2002. The Company also had approximately $7.3 million in marketable securities at September 30, 2002, representing a $9.2 million decrease from the $16.5 million at December 31, 2001. The net decrease in cash and cash equivalents and marketable securities for the nine-month period was primarily due to $28.6 million for the acquisition of Tamtron, $21.5 million in lease payments and capital expenditures, $10.0 million for the acquisition of GeneBank™ samples, and offset by the receipt of $33.6 million in loan proceeds. The Company generated approximately $16.5 million in operating cash flow in the 2002 nine-month period.

In June 2001, the Company entered into a $50 million Senior Secured Credit Facility consisting of a five-year commitment for a $25 million revolving credit line and a $25 million 364-day facility intended for acquisitions. The credit facility syndicated by Fleet National Bank, which also acts as Agent for the lenders, replaced the Company’s previous $15 million unsecured line of credit that expired on June 28, 2001. In connection with the Tamtron acquisition, on January 18, 2002, the Company amended its original credit facility and converted its $25 million 364-day facility to a $28 million term loan. The term loan is to be repaid over a five-year period, with interest only payable for the first twelve months. Thereafter, the loan is payable in seventeen payments of principal plus interest, with principal payments of $4.9 million due in 2003, 2004, 2005 and 2006 and a final principal payment of $8.4 million due in 2007. Both the revolving credit line and the term loan currently bears interest at LIBOR plus 1.25%, which was approximately 3.1% at September 30, 2002. As of September 30, 2002, the Company had $24.6 million outstanding under the revolving credit line and $28 million drawn down from the term loan. The $24.6 million under the revolving credit line is due in full in five years. In connection with the amended facility, the Company also amended certain debt covenants contained in the original facility. The Company was in compliance with these covenants as of September 30, 2002. The covenants are principally related to current ratios, stockholder’s equity and debt to EBITDA ratios. In October 2002, the Company amended its Senior Secured Credit Facility to increase the availability under its revolving credit line from $25 million to $40 million. The amended credit facility continues to be syndicated by Fleet National Bank, which acts as agent for the lenders. The increased funds were made available to the Company without any modification of the financial terms or other material covenants and requirements provided by the Company’s existing credit facility.

On May 7, 2002, the Company announced its intentions to resume its repurchase of shares of the Company’s common stock. The share repurchase program was approved by the Company’s Board of Directors in January of 2000 and authorized the repurchase of up to $15,000,000 of common stock of the Company from time to time in open market or private transactions, depending on market conditions, share price and other considerations. In May 2002, the Company repurchased 30,000 shares for approximately $650,000. Approximately $13.1 million of common stock remains available for repurchase under the program. Any additional purchases will be funded from available cash and working capital.

The company has the following lease commitments:

Year ending December 31,	Operating leases	Capital leases
2002	$ 1,716,125	$ 4,109,391
2003	4,231,525	16,715,800
2004	3,730,919	11,506,124
2005	3,465,307	3,658,471
2006	3,314,179	405,242
Thereafter	11,266,993	—

	$27,725,048	$36,395,028

Amount representing interest
(rates range from 4.45% to 9.94%)		$ 2,494,130

The Company has lines of credit for financing equipment, leasehold improvements and computer hardware and software. In July 1999, the Company established a $6.0 million credit line with Newcourt Financial (currently “CIT Group”) with lease terms that are based on 48 monthly payments at a rate equal to .35% above yield on four-year treasury notes. As of September 30, 2002, the Company had fully drawn against this line. In September 1999, the Company established a $6.0 million credit line with Fleet Bank with lease terms based on 48 monthly payments at a rate equal to ..20% above the yield on four-year treasury notes. As of September 30, 2002 approximately $1.0 million was drawn against this line. In December 1999, the Company established a $6.2 million credit line with First American Bankcorp, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. The line of credit was subsequently increased to $21.2 million in March 2001, under the same lease terms. As of September 30, 2002, approximately $20.8 million was drawn against this line. In November 2001, the Company established an additional $10 million credit line with First American Bankcorp, Inc. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2002 the Company had not drawn against this line. In April 2000, the Company established an $875,000 credit line with Dynamics Commercial Funding Corp. with lease terms of 36 months and a rate equal to the yield on three-year treasury notes. As of September 30, 2002, the Company had fully drawn against this line. In June 2000, the Company established an additional $4.0 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2002, the Company had fully drawn against this line. In November 2000, the Company established an additional $2.9 million credit line with Dynamics Commercial Funding Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2002, approximately $2.6 million was drawn against this line. In April 2000, the Company established a $3.0 million credit line with First Sierra Financial, Inc. (currently “Popular Leasing, USA”) with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2002, the Company had fully drawn against this line. In September 2000, the Company established an additional $6.0 million credit line with First Sierra Financial, Inc. (currently “Popular Leasing, USA”) with the lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2002, the Company had fully drawn against this line. In November 2001, the Company established an additional $2 million credit line with Popular Leasing, USA with lease terms of 48 months and a rate equal to .35% above yield on four-year treasury notes. As of September 30, 2002 the Company had fully drawn against the line. In July 2002, the Company established an additional $1.7 million credit line with Popular Leasing, USA with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2002, the Company has fully drawn against this line. In July 2000, the Company established a $7.15 million credit line with Advanced Capital Resources Corp. (currently “Applied Financial, Inc.”) with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2002, approximately $6.6 million was drawn against this line. In November 2000, the Company established a $3.0 million credit line with Trimarc Financial Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2002, the Company had fully drawn against this line. In April 2001, the Company established an additional $1.1 million credit line with Trimarc Financial Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2002 the Company had fully drawn against this line. In January 2001, the Company established a $2 million credit line with IFC Credit Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2002, approximately $525,000 was drawn against this line. In January 2002, the Company established a $2 million credit line with Key Equipment Finance with lease term of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2002, approximately $229,000 was drawn against this line. In May 2002, the Company established a $950,000 credit line with Celtic Leasing Corp. with lease terms of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2002, approximately $182,000 was drawn against this line. In April 2002, the Company established a $1 million credit line with U. S. Bancorp Oliver-Allen Technology Leasing (USBOATL) with lease term of 48 months and a rate equal to the yield on four-year treasury notes. As of September 30, 2002, the Company had fully drawn against this line.

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

Impact of Inflation and Changing Prices.

The impact of inflation and changing prices on the Company has been primarily limited to salary, laboratory and operating supplies and rent increases and to date has not been material to the Company’s operations. In the future, the Company’s revenue realization per case may not be sufficient to cover the cost of inflation, although the Company believes that continued growth in its businesses and advancements in science and technology (and the resulting impact on the Company’s product mix and sales and marketing efforts) will reduce the potential impact of inflation or changing prices.

Critical Accounting Policies

The Company’s critical accounting policies are as follows:

•	Revenue recognition;

•	Estimating valuation allowances and accrued liabilities, specifically contractual and bad debt allowances for doubtful accounts; and

•	Accounting for income taxes

Revenue recognition. The Company generally recognizes revenue from Physician Services upon completion of the testing process. Revenue is reported at the estimated net realizable amounts from patients, third-party and government payors and others, for services rendered, including estimated retroactive adjustments under reimbursement agreements with certain payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.

Revenue from IPO is recognized within the guidance contained in the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Revenue is recognized upon completion of analysis in accordance with the terms of the contract. In cases where the contract calls for the biological specimen to be shipped, revenue is recognized upon shipment of the biological material to the customer.

Revenue from Information Services is deferred and recognized on a straight-line basis over the term of the respective agreement. The Company also utilizes the percentage of completion method in order to recognize certain software revenue. Many license agreements also have support and maintenance obligations that correspond to the revenue recognized by the Company.

Contractual allowances and allowance for doubtful accounts. The preparation of financial statements requires the Company’s management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, the Company’s management must make estimates of contractual allowances and potential future uncollectible accounts receivable. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of the Company’s revenue and expenses for any period if management made different judgments or utilized different estimates. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the Company’s customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Accounting for income taxes. As part of the process of preparing the Company’s consolidated financial statements the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increase this allowance in a period, it must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could materially impact its financial position and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements, see “Forward Looking Statements.” Actual results may differ materially from those described.

The Company’s holdings of financial instruments are comprised primarily of U.S. corporate debt, U.S. government debt and commercial paper. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company’s debt security portfolio represents funds held temporarily pending use in its business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. The Company’s market risk exposure consists principally of exposure to changes in interest rates. The Company’s holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter-end of the maturity spectrum, and at September 30, 2002, approximately 48% of its holdings were in instruments maturing in two years or less and more than 81% of such holdings maturing in one year or less.

ITEM 4. Controls and Procedures.

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Vice President of Corporate Finance, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Vice President of Corporate Finance have concluded that the Company’s current disclosure controls and procedures are effective and provide them with the material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on the timely basis.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Chief Executive Officer, Chief Financial Officer and Vice President of Corporate Finance.

PART II. Other Information

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.33	THIRD AMENDATORY AGREEMENT TO CREDIT AGREEMENT, JOINDER AND ASSIGNMENT AGREEMENT dated as of October 17, 2002 by and among IMPATH INC., IMPATH PREDICTIVE ONCOLOGY, INC., IMPATH-BIS INC., MEDICAL REGISTRY SERVICES, INC., IMPATH-BCP, INC., IMPATH-PCRL INC., IMPATH-HDC, INC., IMPATH INFORMATION SERVICES, INC., TAMTRON CORPORATION, IMPATH-CSL INC., FLEET NATIONAL BANK, THE BANK OF NEW YORK, KEY CORPORATE CAPITAL INC., BANK LEUMI USA, and FLEET NATIONAL BANK, as agent.
10.34	Letter Agreement dated September 26, 2002 between James V. Agnello and IMPATH Inc.
99.1	Certification of Anu Saad, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of James V. Agnello, Chief Finanical Officer and Senior Vice President, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

A current report on Form 8-K dated July 19, 2002 was filed on July 23, 2002 by the registrant, in connection with the adoption of the Stockholder Rights Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002	By /s/ JAMES V. AGNELLO —————————————— James V. Agnello Chief Financial Officer and Senior Vice President

Dated: November 14, 2002	By /s/ ANU D. SAAD —————————————— Anu D. Saad, Ph.D. Chairman and Chief Executive Officer

CERTIFICATIONS

I, Anu Saad, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IMPATH Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002 By /s/ ANU D. SAAD —————————————— Anu D. Saad, Ph.D. Chairman of the Board and Chief Executive Officer 22 I, James V. Agnello, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IMPATH Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002 By /s/ JAMES V. AGNELLO —————————————— James V. Agnello Chief Financial Officer and Senior Vice President 23