Form 10-K
period 2002-12-31
IMPATH INC
filed 2003-04-15
CIK 1003114

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission file number 0-27750
LOGO

IMPATH INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 521 West 57th Street New York, New York (Address of principal executive offices)	13-3459685 (I.R.S. Employer Identification No.) 10019 (Zip Code)

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
Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

Aggregate market value as of June 30, 2002 $293,114,130

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes |X| No |_|

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.005 par value, as of February 28, 2003          16,465,472

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

     2003 Proxy Statement—Part III

PART I

Item 1. Business.

Overview

     IMPATH Inc., the Cancer Information Company (“IMPATH” or the “Company”), is a corporation formed in 1988 by several academic pathologists seeking to bridge the gap between the way cancer is managed at an academic center and the way it is managed in the local community hospital setting, where 80–85% of all cancer patients are diagnosed and treated. The Company focuses on the clinical application of advanced technologies in the community-based hospital environment to enable clinicians to make better treatment decisions for their cancer patients. Over the years, the Company has expanded its focus to harness the biological information it generates from performing analyses on thousands of cancer specimens annually, and to broaden the applications of this important information. Since its inception, the Company has acquired and developed multiple capabilities in the field of cancer which have included: technologies, software, complementary cancer information, including treatment and outcomes data, pharmacoeconomic analytical capabilities, a tissue and serology archive of well-characterized, fully documented cancer specimens linked to longitudinal information on donors of those specimens and a network of clinical trial sites around the country providing protocol design and review, patient recruitment, data collection and analytical services. As a result of the evolution of the Company’s business and its significant resources in the area of oncology, the Company now serves the oncology community through three operating divisions: IMPATH Physician Services, IMPATH Predictive Oncology, and IMPATH Information Services.

     IMPATH Physician Services, which currently comprises approximately 81% of overall net revenue, specializes in providing patient-specific cancer diagnostic and prognostic information, with a particular expertise in difficult to diagnose tumors, prognostic profiles in breast and other cancers and lymphoma/leukemia analysis. IMPATH Physician Services clients currently include more than 8,700 physicians specializing in the treatment of cancer patients, in over 2,100 hospitals and over 630 oncology practices. IMPATH Physician Services has populated a database that currently contains over 1,000,000 patient profiles.

     In 2000, the Company formed its biopharmaceutical/genomics services business that is now centralized under the IMPATH Predictive Oncology™ division (“IPO”). IPO currently comprises approximately 12% of the Company’s overall net revenue. IPO leverages the Company’s vast resources (including its scientific expertise, extensive database of patient profiles, relevant biological data, access to cutting edge technologies, tumor tissue archive and network of physicians) to better serve the Company’s clients. IPO provides integrated services and information resources for genomics, biopharmaceutical, diagnostic products and pharmaceutical companies in the discovery, development and commercialization of targeted gene-based and protein-based therapies. Through the use of “translational genomics,” or patient-specific biologics and clinical information, IPO assists in the acceleration of oncology drug discovery and development process for earlier market arrival of FDA-approved targeted therapeutics.

     IMPATH Information Services which comprises approximately 7% of overall net revenue, derives revenue through the licensing of software. The Company’s IMPATH Cancer Registry software provides tumor registry software and support to over 660 sites. In addition, the Company can link its information from the hundreds of thousands of analyzed specimens from IMPATH Physician Services with data from its tumor registry business to provide information on diagnosis and outcomes on tens of thousands of patients. With outcomes information on more than 2.3 million patients, this information can become increasingly valuable to those involved in the management of cancer, including physicians, payors and developers of new therapies. The Company also owns Tamtron Corporation, a leading provider of pathology information management software, PowerPath,® to hospitals and laboratories throughout the U.S. Tamtron’s customer base currently includes approximately 375 sites around the country, processing over 5 million cases per year.

     The Company’s net revenues were $188.1 million in 2002, representing a 15% increase over 2001. Income from operations and net income for 2002 were $22.0 million and $10.5 million, respectively. See Management Discussion and Analysis in Part II for further discussion of net revenues.

     The Company’s internet address is www.impath.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on the Company’s website as soon as reasonably practicable after such materials are filed with the Securities and Exchange Commission.

Forward Looking Statements

     Certain terms relating to the Company’s business, which are used in this Annual Report on Form 10-K, are explained in the Glossary included at the end of this Item 1. This Annual Report on Form 10-K may contain statements that the Company believes are, or may be considered to be, “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by the use of statements that include phrases such as the Company “believes,” “expects,” “anticipates,” “intends,” “plans,” “foresees” or other similar words or phrases. Similarly, statements that describe the Company’s projected growth and goals and its plans for expansion also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties, many of which are outside of management’s control, and which could cause the Company’s actual results to differ materially from those contemplated by the relevant forward-looking statement. Some of the most significant factors that could cause the actual results to differ materially from the forward-looking statement, alone or in combination, include but are not limited to the failure to continue to successfully integrate the businesses acquired by the Company, unanticipated disagreements with the Company’s business partners, unanticipated changes in the healthcare industry (as a result of cost containment measures, changes in governmental regulations, including reimbursement programs and patient confidentiality issues, or other factors), an inability to procure consented, well-characterized tissue specimens,an inability to successfully integrate the Company’s new laboratory and billing system, the adverse effect of any legal proceedings involving the Company, an unanticipated failure in the commercialization of the Company’s biopharmaceutical products, or an unanticipated loss of business. In addition, the September 11, 2001 terrorist attacks, and change in international political conditions as a result of these events, may continue to affect the United States and the global economy and increase other risks Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Cancer Information Market

     The market for cancer diagnosis, prognosis and treatment is significant and growing. After heart disease, cancer is the leading cause of death in the United States. Approximately eight million Americans alive today have been diagnosed with cancer (excluding certain skin cancers). According to the American Cancer Society (ACS Cancer Facts and Figures 2002), the estimated number of cancer cases diagnosed annually in the United States (excluding certain skin cancers) grew from approximately 530,000 in 1963 to approximately 1.3 million in 2002, an increase of 145%. The growth in the number of cancer cases in the United States is expected to accelerate as the leading edge of the “baby boom” population approaches 55 years of age, the age at which the incidence of cancer begins to rise sharply. Earlier diagnosis and better information have led to more effective treatment and have increased the five-year survival rate of cancer patients from 39% in 1963 to approximately 62% in 2002 (ACS Cancer Facts and Figures).

     The National Institutes of Health estimates that the direct medical costs associated with cancer were approximately $56 billion (total of all health expenditures) in 2002. The Company believes that these costs will increase rapidly as a result of the growth in the number of cancer patients and the high cost of new therapies. Thus, the Company anticipates that the demand for information regarding cancer and cancer management will continue to increase.

IMPATH Physician Services

     The diagnosis, prognosis, treatment determination and follow-up of cancer are extremely complex processes, requiring a multidisciplinary approach. Among the key specialties involved in cancer management are pathology (for diagnosis), surgery (for diagnosis and treatment), oncology (for treatment and follow-up), radiology (for diagnosis and follow-up) and radiation oncology (for treatment). Affiliated specialties include urology and gynecology. In order to make optimal cancer management decisions, providers and payors require information about the specific characteristics of a patient’s cancer (e.g., how aggressive it is and how it can best be treated). In the past, patients have been treated based upon information gathered on entire classes of disease rather than on the individual’s cancer. With the development of new targeted cancer therapies, patient-specific information has become critical to cancer treatment decisions.

     The Company believes that IMPATH Physician Services currently performs more specialized analyses for difficult to diagnose cancer cases than any other institution in the world. The Company also believes that it is the leader in providing comprehensive patient-specific prognostic information for cancer. For example, IMPATH Physician Services provided patient-specific prognostic information on over 30% of all newly diagnosed breast cancer cases in the U.S. in 2002. Among the Company’s fastest growing products is the analysis of lymphomas and leukemias, with these analyses representing 40% of the Company’s case volume in 2002. In particular, lymphoma and leukemia are disease states in which IMPATH’s expertise and utilization of sophisticated, integrated technologies provides critical information for optimal disease management.

     As an increased understanding of the molecular basis of cancer leads to the development of new evaluation methods and therapeutic tools, IMPATH expects that the information it provides will become increasingly significant in optimizing the management of all phases of cancer, including cancer predisposition, diagnosis, prognosis, treatment determination and patient follow-up. In addition, the Company believes that its broad range of services and patient-specific information will be essential to a growing list of cancer diagnoses, most notably prostate, colon, lung and bladder cancer. For example, in the latter part of 2000, the Company began offering analyses which were subsequently expanded, utilizing multiple technologies, for prognosis of and therapeutic response in colon cancer.

     IMPATH Physician Services’ potential market includes all physicians involved in the diagnosis and treatment of cancer in the United States. This includes approximately 16,000 pathologists and more than 7,000 oncologists (excluding radiation oncologists), as well as other specialists who treat cancer, such as gynecologists and surgeons.

     Based upon statistics compiled by the American Hospital Association (Hospital Statistics 2002 ed.), the Company believes that there are approximately 3,200 hospitals that are potential users of its diagnostic, prognostic and treatment-defining services. IMPATH Physician Services’ primary hospital customers remain the pathology departments in small- to medium-sized community hospitals (100 to 750 beds), where a large percentage of cancers are diagnosed and treated. However, the wide range of integrated technologies offered by IMPATH Physician Services has facilitated the expansion of its target hospital customer base to include regional medical centers and some academic centers. These facilities generally do not perform their own sophisticated cancer analyses in oncology because the low case volume per hospital does not justify establishing and maintaining the required technological capabilities, facilities and expert medical staff.

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

     Expertise. IMPATH Physician Services specializes in cancer tests that require a level of medical knowledge and technical expertise not found in the average community hospital and not readily accessible in academic medical centers. IMPATH believes that its medical staff has more experience in providing comprehensive tissue-based diagnostic and prognostic analyses of cancer than virtually any other affiliated group of practitioners. In 2002, IMPATH Physician Services received an average of approximately 880 cases per day. The experience derived from such a volume of cases leads to superior professional and technical expertise, as is reflected in the Company’s database of more than 1,000,000 cancer cases analyzed to date, with 220,890 cases added during 2002 alone (excluding discontinued products).

     Comprehensive Technology Integration. IMPATH Physician Services provides a comprehensive range of cancer analyses using sophisticated technologies, including immunohistochemistry, image analysis and flow cytometry, cytogenetics, molecular pathology, micrometastases detection and serum analysis. These analyses are integrated through in-house technical and medical expertise to provide a single source for patient-specific diagnostic, prognostic and treatment information, that the Company believes are not readily available from hospitals or academic centers. In the past decade, many new evaluation methods and treatment regimens have been developed as a result of the increased understanding of the cellular and molecular biology of cancer. As new therapies targeting cancers with specific biological characteristics emerge, the Company believes that the demand for cancer information services that identify such characteristics will increase substantially. The Company intends to continue to integrate technological advances rapidly and effectively to meet this demand. See “Technologies.”

     Customer Service and Education. IMPATH Physician Services’ medical staff and customer service representatives emphasize quality of service, accuracy of results and speed of turnaround. The medical staff provides frequent expert consultation and generally returns results within 48 hours of receipt of a specimen. In addition, the IMPATH Physician Services’ sales force of more than 65 professionals, forming one of the largest oncology-focused sales forces in the country, educates clients on the benefits of the Company’s services in managing cancer. In contrast, the sales forces of most clinical laboratory companies market hundreds of disparate, cancer and non-cancer test services. Many academic institutions, which perform some of the same individual analyses as the Company, typically do not have substantial sales, marketing or customer service resources, and the pathology laboratories at large regional hospitals are generally dedicated to servicing only their affiliated physicians. The success of IMPATH Physician Services’ focus on customer service and education is demonstrated not only by the Company’s large case volume, but also by the fact that IMPATH Physician Services’ case volume from its long-term customers continues to grow. See “Sales and Marketing.”

     Cost-Effectiveness. IMPATH Physician Services provides physicians with diagnostic and prognostic information necessary to assess the therapeutic alternatives for each patient’s specific cancer. As a result, incorrect or unnecessary treatments can often be avoided, reducing associated trauma, risk and cost, and appropriate therapies can be implemented on a timely basis. In addition, because of its high case volume, the Company benefits from significant economies of scale that enable it to provide hospitals with a valuable, cost-effective and expeditious alternative to establishing and maintaining in-house pathology laboratories.

IMPATH Predictive Oncology

     In the 1990s, the world’s scientific community began a global project to map and interpret the functions of every gene in the human body. In February 2001, the scientific community announced an estimate of 30,000 genes in the human body. During the same period, proteomics, or the study of the function of proteins made by these genes, has also emerged. The scientific community believes that advancements in genomics and proteomics should allow drugs to be tailored to the body’s genetic characteristics and potentially improve efficacy and avoid or mitigate adverse drug reactions. Companies are presently identifying functional targets, creating components and developing diagnostic tools to further this scientific pursuit.

     Medicines based on genomics and/or proteomics require precise and complex biological information to map and observe gene/protein interactions and to look for components (gene- or protein-based targets) that will predict key biological functions of the cancer cell. These gene- and protein-based targets, however, will need to be well-characterized, validated and optimized using efficient, high-throughput analytical tools that will identify the appropriate new drug “candidates” with the greatest potential clinical value. The fundamental strategy underlying all genomics efforts is the rational, predictive quality of the information and how it can be applied to the cancer patient. Using the analytical information obtained from selecting candidate drug targets, diagnostic products can be developed that can pre-select or effectively “stratify” patients for clinical trial programs. Stratifying patients for clinical trials using the diagnostic product developed from this target validation process should dramatically increase the efficacy of the targeted therapeutic in the clinical environment and improve patient outcomes.

IMPATH Predictive Oncology (“IPO”) plays an integral role in the process it calls “translational genomics” or translating potential gene-based targets into new oncology therapeutics. IPO assists the genomics, biotechnology and pharmaceutical industry throughout the pre-clinical and clinical development stages of drug development with an integrated platform of products and clinical services. This includes the use of our IMPATH GeneBank™ (“GeneBank”) resources that include thousands of fully consented tumor tissues together with clinical follow-up information. By placing these tissues in our unique high-throughput array procedure (“OptimArray™”), targets can be efficiently validated and qualified. For example, a target can be assessed for expression on early stage versus late stage disease, aggressive versus non-aggressive tumors, or chemo-sensitive versus chemo-resistant tumors. IPO also provides assistance in the design, implementation and conduct of clinical trials through the IMPATH Clinical Trials Network and provides many of the necessary resources to successfully and efficiently conduct these trials. For instance, IPO is currently assisting in the identification of the ideal target population for immunotherapy (e.g., monoclonal antibody therapy, tumor vaccines, etc.) that includes identifying patients at high-risk, early stage disease most likely to fail chemotherapy. IPO can also demonstrate, among other things, in vitro activity of a trial compound using its IMPATH Drug Resistance Assay or by identifying an increase in lymphocytes known to attack tumor cells, as well as monitoring the immune function of patients before, during, and after the clinical trial. Over the last three years, IPO has entered into numerous agreements to provide a broad range of services in this area, and is currently participating in many of the ongoing pharmaceutical initiatives in oncology.

Competitive Advantages

     IPO has built a more integrated capability to enhance the targeted drug discovery process by providing coordinated, interrelated platforms to facilitate faster, cost-effective, targeted product development. This integrated approach is a departure from the historically fragmented set of resources from which a drug developer was forced to choose. IPO offers the integration of many critical components of discovery, including access to patients, physicians, technologies and outcomes data, allowing the pharmacogenomic industry to accelerate its target discovery and development program.

     IPO has also developed a worldwide network of sites from which well-characterized cancer tissue specimens and corresponding serology are procured through its GeneBank program. Specimens are associated with an informed patient consent as well as the ability to follow subsequent treatment and outcomes information on the donors. These specimens are important resources for the identification and validation of tumor targets for prospective therapies, and facilitate the target discovery and validation process for genomics and biopharmaceutical companies. IPO can use its tissue resources, in combination with multiple technologies, to rapidly assess the validity of potential therapeutic targets. IPO is also a valuable resource for diagnostic products companies that seek to develop assays to identify targets in patients. Proactive assay development efforts help these companies benefit as targeted therapies are approved by the FDA, particularly since the FDA has been increasingly simultaneously focusing on the related or companion diagnostic tools.

     IMPATH’s ability to access a large number of patients with cancer and their physicians is another critical component of its accelerated drug discovery services. This is particularly important in the case of targeted therapies where patients with specific characteristics need to be identified. The fact that only 4%-5% of patients with cancer currently participate in clinical trials in the U.S. is indicative of the complexity in recruiting the right patients for the right trial. IMPATH’s extensive physician client base provides an ideal pool from which to identify patients. In addition, the IMPATH Clinical Trials Network™ (“ICTN”), a network of approximately 25 oncology office practices around the country that conduct clinical trials, help to recruit patients and manage clinical trials in the community setting.

     IMPATH believes it provides important information on more cancer cases than any of its competitors. The Company is well-positioned to leverage its capabilities and resources to continue to grow its business, serving those involved in the management of cancer.

IMPATH Information Services

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

        The Company also believes that its acquisition of Tamtron Corporation and its PowerPath® pathology information management software, which facilitates the collection and analysis of diagnostic data within hospitals and laboratories, will enable those hospitals and laboratories to better manage their pathology services and enable the Company to broaden its existing client relationships, while leveraging the Company’s relationships within the oncology community. These acquisitions offer IMPATH the potential to more efficiently collect data across each of its businesses and provides more comprehensive information based products to its clients.

     Competitive Advantage

     The Company believes that its software provides capabilities and value-added features that are unique in the industry. Further, because the Company believes that IMPATH Physician Services analyzes more cancer cases than any other institution, by combining the genetic and biochemical markers uncovered through these analyses with its rapidly growing outcomes-focused database, the Company can help identify the genetic basis for responsiveness to therapy, side effects of treatment and even disease predisposition. This database can also be used to identify the appropriate patients for clinical trials of targeted therapeutics. Identifying the correct patient is a cost-effective method to demonstrate efficacy and avoid unnecessary, costly over-enrollment of trials. The Company is also seeking to link this data to outcomes and cost information in order to demonstrate the value of IMPATH Physician Services to payors and to provide new cancer information services to providers, payors, biopharmaceutical and large pharmaceutical companies and clinical research organizations. See “Company Strategy.”

Company Strategy

     IMPATH’s objective is to be the leading cancer information company and the comprehensive resource for integrating all aspects of the management of cancer information. The Company is pursuing the following strategies to achieve its long-term growth objectives:

     IMPATH Physician Services

     Increase market penetration of diagnostic and prognostic services. IMPATH Physician Services believes that it has a significant opportunity to continue to increase its revenues and case volume from existing clients, as well as through new relationships with hospitals, physicians and payors. The Company intends to continue to grow its core business by increasing the number of cases received from existing clients, continuing to incorporate new technologies and expanding the services it offers to the oncology outpatient market. Case volume for 1998 was 129,001; in 2002 that figure increased to 220,890 (excluding discontinued products), representing an average annual growth rate of 21%. Partly as a result of the more complex analyses per case required to assess biological characteristics of the tumor, the Company’s average revenue realization per case has also increased from approximately $377 in 1998 to approximately $693 in 2002, representing an average annual increase of 12%.

     Contracting with managed care networks represents an important business opportunity for the Company because, in many cases, unnecessary treatment can be avoided and significant cost savings can be achieved through the relatively inexpensive services provided by the Company. An IMPATH Physician Services case analysis typically costs between $300 and $1,500 and contains information which can be critical for physicians and payors to avoid ineffective courses of therapy costing many thousands of dollars. The Company is currently determined to expand its presence in managed care by marketing the cost-effectiveness and clinical benefits of its services and assisting managed care companies in developing cancer treatment protocols. This is particularly important with the large national payors, with whom the Company has had limited success in contracting. The Company currently has 712 contracts in place with providers as follows: 132 contracts with health plans, 182 with HMOs, 126 with independent physician associations (IPAs) 70 with medical groups, 103 with preferred provider organizations and 99 with third party administrators (TPAs), and continues in its efforts to increase its presence as a “preferred provider.”

     Pursue strategic acquisitions and alliances. The Company has successfully completed the acquisition of several complementary regional businesses that have added to the breadth and depth of its technological expertise and services and believes that there may be other similar acquisition and or alliance candidates, including companies with significant national and international presences.

     Target International Expansion. The Company believes that foreign markets represent a significant opportunity for the expansion of its cancer information business. As an example, in December 2002, the Company entered into a multi-year agreement with GeneMatrix Inc. to provide IMPATH Physician Services in South Korea. The Company intends to pursue similar opportunities by partnering with international physician oncology networks and hospital groups, and by partnering with international pharmaceutical companies for their drug development efforts. The Company’s efforts will be directed to regions or countries where sophisticated treatment technologies are currently in use and which the Company believes would benefit from its services.

     IMPATH Predictive Oncology

     IPO has assembled numerous resources derived from leveraging the Company’s expertise in diagnostic and molecular technology, significant biological resources and extensive patient-specific information to develop a business focused on supporting oncology drug discovery and development. The business has been designed to support all phases of oncology drug development, including discovery, clinical trials, pre- and post-launch marketing support and label expansion. The Company expects its role to continue to expand and evolve in this area through its activities in “translational genomics” as this new paradigm in drug development continues to evolve. IPO offers the necessary components, innovative platforms and requisite infrastructure to enable those involved in this new era of targeted drug development to accelerate their efforts. Further, as the biopharmaceutical industry increasingly utilizes predictive tests to design clinical trials and novel methodology to assess drug efficacy and patient response, IPO is well-positioned to capitalize on opportunities in this industry.

     IMPATH will continue to explore alliances in this area of its business to enhance its capabilities in meeting the evolving needs of its biopharmaceutical/genomics clients, and will continue to provide the requisite infrastructure to support its business activities while capturing the synergies between its divisions as its business continues to evolve and its role in the management of cancer grows.

     IMPATH Information Services

     IMPATH Cancer Registry software will continue to be marketed to hospitals and state agencies while the Company continues to populate its database of relevant biological and treatment and outcomes information in oncology.

     The Company’s acquisition of Tamtron Corporation in January 2002 enables IMPATH to market PowerPath® software products to hospitals, laboratories and others providing pathology services. The Company also believes there are attractive opportunities to create internal operating efficiencies. In fact, in February 2003 the Company announced it plans to adopt PowerPath® as its own laboratory and billing information system to provide a foundation for operational enhancement, increased efficiency, and improved financial performance.

IMPATH’s Role in the Cancer Management Pathway

     The management of cancer involves a series of distinct steps that must be integrated in order to define a therapeutic strategy. At each step, information critical to the decision-making process must be obtained in order to make the optimal decision. Traditionally, the type of information applied to the decision-making process has been limited, and related not to an individual’s cancer, but rather to an entire class of disease. Through the use of integrated advanced technology, IMPATH Physician Services provides information unique to a particular patient with cancer.

     Diagnosis. IMPATH Physician Services’ diagnostic analyses provide information regarding tumors that are otherwise difficult to diagnose using conventional pathology procedures. Although in general, tumors can be diagnosed based on visual examination by the pathologist, many cancers defy specific classification by this method. This may result in treatment decisions that are approximated, incorrect or ineffective, leading to unnecessary treatment and complications, and increased costs. Traditionally, the therapeutic approach to a patient with cancer has been based on a purely morphological assessment of the origin of the cancer and the extent of spread, for example, the tumor’s appearance under the microscope (i.e., does it look like colon cancer?) and the tumor’s presence in various metastatic sites (such as regional lymph nodes and bone marrow). While this type of morphological assessment is well accepted, it has serious and critical limitations. Specifically, morphological assessment provides little information about the biological aggressiveness of an individual’s cancer and provides little meaningful information regarding the treatment to which the patient’s specific cancer will respond. IMPATH has shown that in a majority of cases which defy standard classification, the use of advanced technologies and the medical expertise provided by IMPATH leads to an accurate diagnosis, thus ensuring optimization of therapy, greater predictability of outcome, increased survival rates and decreased overall costs.

     Prognostic Assessment. IMPATH Physician Services’ prognostic tests provide information to pathologists and oncologists regarding the aggressiveness of a tumor. The increase in knowledge of tumor biology and the development of new technologies have made it increasingly important to determine the aggressiveness of an individual cancer in order to treat that cancer more effectively. One breast cancer may have a low biological aggressiveness, and may therefore have a very low propensity to recur, while another breast cancer (which might appear identical under the microscope) may be very aggressive. These cancers should be treated very differently, but may not be if these differences are not identified. For example, post-surgical systemic treatment, such as chemotherapy, for a cancer that has a very low rate of recurrence produces limited beneficial effects and may only expose the patient to the morbidity and expense of such treatment. On the other hand, an aggressive cancer treated aggressively and at the earliest possible time can help to achieve maximal therapeutic benefit. IMPATH’s prognostic expertise differentiates such difficult cases, providing the oncologist with the critical information necessary to treat patients effectively and to reduce negative outcomes and unwarranted costs.

     Treatment Determination. Traditionally, therapeutic approaches to cancer have been based solely on the diagnosis and stage (or extent) of the disease. For example, a patient with breast cancer may be treated with a particular combination of chemotherapeutic drugs not because it is known that the cancer in question is likely to respond, but rather because a certain proportion of other breast cancers have responded in the past to similar treatment. IMPATH Physician Services provides information that can help to predict the specific types of therapy to which a particular tumor will likely not respond, thus providing information on patient-specific likelihood of treatment failure. For example, in the case of breast cancer, IMPATH Physician Services provides critical information for the determination of likely patient responses to specific therapies (e.g., hormonal treatment, chemotherapy or Herceptin(1), a targeted therapy) before such therapies are administered. This type of information is becoming increasingly available for other types of tumors as well. Thus, therapies that are most likely to be beneficial can be instituted at the earliest possible time, when the impact will be the greatest. In addition, therapies that will have little effect can be avoided, and implementation of appropriate treatment can be accelerated. The Company believes that this type of patient-specific information is essential for optimal cancer management.

     Treatment/Follow-up. Once a cancer has been diagnosed, assessed and treated, the patient must often undergo many years of follow-up care involving multiple patient contacts and repeat analyses. This care not only provides for the treatment of therapeutic complications but also is designed to determine, at the earliest possible time, if a patient has suffered a recurrence. IMPATH Physician Services has the expertise to provide highly sensitive patient monitoring in an increasing number of cancers. For example, the Company is able to establish whether or not certain types of lymphoma have recurred prior to their detection by any standard method, even sensitive microscopic analysis. The identification of tumor recurrence at the earliest possible time increases the likelihood of a beneficial therapeutic response.

     The care of the cancer patient is increasingly being performed in outpatient settings, representing a shift from traditional, hospital-based care. Certain evaluations, surgical procedures and systemic treatments (e.g., chemotherapy) are now being performed at outpatient facilities, and most patient follow-up is being performed in outpatient settings rather than hospitals. These outpatient facilities generally do not have the resources to provide the information necessary for optimal cancer management.

(1) Herceptin is a trademark of Genentech Inc.

Technologies

     Recent advances in immunology, biochemistry and molecular biology have created new tools with tremendous potential in the management of cancer patients. IMPATH Physician Services specializes in cancer tests that require a sophisticated level of medical knowledge and technical expertise that is beyond the capability of pathology laboratories in the average community hospital. In fact, the expertise required to develop and maintain a high quality immuno- and molecular pathology laboratory is generally only found in a relatively small number of top level academic institutions. Furthermore, even the most sophisticated medical centers perform only a small fraction of the tests that IMPATH Physician Services performs every day. This is extremely important, as increased practical experience generally leads to superior professional and technical expertise. The average community hospital pathologist most likely does not see a substantial volume or range of cases and, therefore, is less experienced in choosing the correct testing methodology to evaluate the data. Such hospital pathologists also lack the technical support or infrastructure necessary to perform the tests. Even when these technologies exist at academic medical centers, they typically exist in separate departments (e.g., pathology, genetics and molecular biology). The Company believes that there is usually less integration of information by these different departments, making it more difficult for the referring physician to diagnose and provide optimal treatment for a patient’s specific cancer.

     IMPATH Physician Services continues to identify and incorporate sophisticated technologies and analyses, consistent with the Company’s goal of remaining at the forefront of scientific advances in cancer analysis and providing the comprehensive cancer information critical for optimal cancer management.

     The following chart summarizes the Company’s use of technologies in its analyses of cancer:

Category of Analysis and Type of Cancer	Immunohisto- chemistry	Flow Cytometry and Image Analysis	Molecular Pathology	Cytogenetics	Micrometas- tases Detection	Drug Resistance Assay	Serum Analysis
Predisposition:			X
Diagnosis:
Difficult to
Diagnose Cancers	X
Lymphoma/Leukemia	X	X	X	X
Prognosis/Treatment
Determination:
Breast	X	X			X	X	X
Lymphoma/Leukemia	X	X	X	X	X	X
Prostate	X	X			X	X	X
Other (e.g., Colon,
Bladder, Ovarian)	X	X	X		X	X	X
Follow-up:
Breast			X			X	X
Lymphoma/Leukemia			X	X
Prostate			X				X
Other (e.g., Colon,
Bladder, Ovarian)			X				X

Immunohistochemistry

     Immunohistochemistry (“IHC”) is a technique wherein a monoclonal antibody is used to identify disease-specific cellular antigens. A primary antibody to an antigen of interest is incubated with test tissue sections followed by a secondary antibody complex. If the antigen is present in tissue, the primary antibody binds and the antigen-antibody reaction can be visually detected by a color product. Because cell antigens are not absolutely tissue- or tumor-specific, the immunopathologist must use panels of antibodies to construct a “fingerprint” for identification. IHC is superior to standard biochemical assays because it provides faster results, can be used on smaller tissue samples, has less stringent requirements for specimen storage, and most importantly, predicts outcomes more accurately.

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

     Molecular Pathology

     The next generation of commercial diagnostic and prognostic testing is generally expected to be based on molecular biology, since a disease or condition may be associated with the presence of an abnormality in DNA or RNA. A specimen may be tested for a particular disease or condition by finding and marking this abnormality. The Company already performs a wide range of molecular pathology analyses, including in-situ hybridization (“ISH”). Similar to IHC, except that a DNA probe is used rather than a monoclonal antibody, in-situ hybridization employs recombinant DNA technology with labeled probes to locate and identify nucleic acid sequences within cells. The Company also uses a DNA-based technology called Southern blotting that detects genetic rearrangements that confirm abnormalities known to be present in certain tumors. More recently, fluorescence has been used to label probes, replacing the historical use of radioactive isotopes, in a technique called fluorescence in-situ hybridization (“FISH”). Another promising molecular pathology technique already in use at the Company is the amplification of specific DNA sequences by thermal cycling and subsequent electrophoresis, the most sensitive method of detecting alteration in DNA.

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

     Micrometastases Detection

     Micrometastases is the minute spread of cancer cells from one part of the body to another. The presence of these occult tumor cells in bone marrow and lymph nodes serves as an important means of stratifying cancer patients and predicting a poor clinical outcome. IMPATH Physician Services employs IHC detection to determine micrometastases across a range of tumor types. This method allows for the detection of one tumor cell in as many as 1,000,000 normal cells.

     IMPATH Drug Resistance Assay

     The primary reason cancer patients fail to respond to chemotherapy is drug resistance. The IMPATH Drug Resistance Assay (“DRA”) can provide valuable information about the pattern of resistance unique to that particular patient, allowing the oncologist to better target therapy to the tumor. Many mechanisms have been identified that contribute to the development of cancer cell resistance to treatment; some tumors are highly resistant to virtually every anticancer drug, while others are very sensitive. The DRA performed by IMPATH measures the net effect of these mechanisms in the cells of the individual patient, allowing the oncologist to exclude chemotherapy agents unlikely to be effective, while selecting drugs with the greatest likelihood of clinical impact. This eliminates the necessity of patients to endure ineffective chemotherapy, while improving response and prolonging survival.

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

Cancer Management Through Information

     Optimal management of cancer means the best outcome at the lowest possible overall cost. A patient with cancer has many treatment options, at widely varying treatment costs, ranging from no further intervention to expensive experimental procedures such as bone marrow/stem cell transplants. However, in assessing the overall cost of a patient’s cancer management, the cost of the treatment alone is not always the best indicator. For example, more expensive initial treatment options may lead to a better outcome with fewer recurrences, which not only optimizes patient benefit (an obvious advantage as health care will be increasingly evaluated on the basis of outcome) but can actually lead to lower overall cost, as the cost of treating recurrent disease is generally far greater than initial post-surgical interventions. Thus, outcomes and cost-effectiveness should be synergistic, and not mutually exclusive. The key to cost-effectiveness is choosing the most appropriate management pathway for the individual patient at the earliest point. This can only be done through the use of information derived from a patient’s tumor that defines its biological uniqueness, and allows for identification of the most appropriate therapeutic options.

     With over 1,000,000 analyzed cases to date, the Company is rapidly incorporating the diagnostic and prognostic information generated from its analyses of cases into its cancer database. The demographics of these cases include: approximately 400,000 breast cancer prognostics and treatment profiles; 260,000 complex cancer diagnoses; 285,000 lymphoma and leukemia classifications; and 105,000 analyses of other cancers (e.g., bladder, uterine and prostate).

     Breast Cancer Management

     Because of its unique approach to breast cancer, IMPATH Physician Services believes that it is the leader in providing the most comprehensive prognostic information essential to the management of breast cancer. In 2002, the Company provided patient-specific prognostic information on approximately 30% of all such cases in the U.S., and in over 32% of cases diagnosed in the New York metropolitan area, California and Florida, which are the Company’s largest markets.

     Management of Lymphoma/Leukemia

     The value of IMPATH Physician Services’ integrated approach to providing cancer information is especially well-demonstrated in the clinical management of hematopoietic malignancies, such as lymphomas and leukemias, particularly as scientific advances improve our understanding of these diseases. The clinical management of hematopoietic malignancies requires a comprehensive approach that includes analysis by hematopathologists and the use of advanced diagnostic and prognostic technology. The Company utilizes multiple technologies, including immunohistochemistry, flow cytometry, cytogenetics and molecular analyses to diagnose and classify these hematopoietic malignancies. Most community hospitals do not have hematopathologists or the technologies required for such analyses. Using the information from IMPATH Physician Services’ analysis, a physician can tailor therapies to optimize the outcome for a patient. These same technologies are applied to evaluate a patient’s response to therapy and to evaluate the progression or remission of the disease.

     The clinical significance of the Company’s diagnostic technology is illustrated by the fact that during 2002, of all the suspected lymphoma cases sent to IMPATH Physician Services for analysis, approximately 10-15% were found to be an infection or inflammation rather than cancer. Prior to the development of certain technologies used by the Company, such cases may have been misdiagnosed as cancer. In the cases identified by IMPATH Physician Services as not being cancer, patients who were suspected of having a hematopoietic malignancy were spared the trauma, risk and cost associated with unnecessary treatment. Of the cases sent to the Company in 2002 that were, in fact, lymphomas, the technology applied by the Company permitted an assignment of the “grade” of the lymphoma, a process recommended by the International Lymphoma Study Group (1994). The grading of lymphomas is an important process that influences the treatment decisions of physicians and can result in better outcomes for a lymphoma patient.

     Lymphomas and leukemias represent a type of cancer where the classification and grading of the disease provides critical information that influences the selection of therapy, predicts the response to therapy and indicates the likely outcomes for the patient. The characteristics that distinguish the various types of leukemias can be identified by the technology employed by IMPATH Physician Services. For example, in many cases, chromosomal abnormalities identified by this technology permit the unequivocal assignment of the disease to a particular class of leukemia. As new biological characteristics associated with leukemia classes continue to be identified, the Company believes that it is well-positioned to incorporate into its analyses additional tests to detect these characteristics.

     Management of Other Cancers

     Diagnostic, prognostic and therapeutic information is being integrated increasingly into the management of other cancers. As medical research progresses and as increasing numbers of treatment options evolve, IMPATH believes that its expertise will play an increasing role in the decision making processes for all cancers. For example, prostate cancer, like breast cancer, is a disease that is responsive to hormonal manipulation. As in the case of estrogen receptors in breast cancer, the presence of androgen receptors in prostate cancer can now be evaluated. The Company believes that this information will become increasingly important in the treatment and management of prostate cancer. The growth rate of the tumor is also critical; for instance, a 50-year old man with a rapidly growing prostate cancer must be treated differently than a 90-year old man with a very slow-growing prostate cancer. The Company provides this information for prostate and other cancers, including breast, colon and bladder cancers.

Sales and Marketing

IMPATH Physician Services

     As of December 31, 2002, the IMPATH Physician Services Sales and Marketing team consisted of 87 employees, including a Senior Vice President of Sales and Marketing; a Vice President of Sales, a Vice President of Marketing; 11 marketing personnel, 4 regional directors, and 69 sales representatives and sales support staff. This sales force consists of highly trained individuals with extensive scientific backgrounds and successful sales records with healthcare companies. The sales force focuses on educating clients about the benefits of the Company’s services in providing diagnostic, prognostic and treatment-defining information for better managing their cancer patients. The Company believes that the technical and clinical knowledge of IMPATH Physician Services sales force distinguishes it from its competitors.

     IMPATH supports its IMPATH Physician Services sales force with extensive customer service and marketing programs. Due to the technical and scientific complexity of IMPATH’s business, the Company has established a strong interactive relationship with its clients. The marketing process emphasizes educating physicians regarding the development of new technologies and the value of the information provided by IMPATH. The Company emphasizes customer service, including the provision of a comprehensive detailed report to the referring physician after each analysis is completed and frequent expert consultation. The Company also employs customer service representatives, who are responsible for inquiries made by referring physicians and who provide support for the Company’s sales staff.

IMPATH Predictive Oncology

     As of December 31, 2002, IPO’s sales force consisted of six sales representatives that target hospitals and oncology office practices in order to develop new sites for the Company’s GeneBank initiative and its IMPATH Clinical Trials Network. By seeking to leverage and expand existing relationships that the Company enjoys through its IMPATH Physician Services division as well as simultaneously developing new customers, the Company believes it can successfully expand these two resources within IMPATH. In connection with providing the comprehensive products and services offered by IPO to genomics, biotechnology and pharmaceutical companies to accelerate their drug discovery and development efforts, a highly-skilled scientific and medical staff with focused technical expertise (including a Vice President and Scientific Director and a Vice President of Business Development) works closely with several sales representatives in developing customer-specific project specifications. Various members of the team interact regularly with clients to ensure integration of services and rapid response to customer needs. Company representatives attend trade shows and regional industry meetings related to The Company’s integrated oncology services and their potential application for its genomics, biotechnology and pharmaceutical clients. Collateral literature is also produced to support long-term growth objectives in each product initiative within IPO.

IMPATH Information Services

     As of December 31, 2002, the IMPATH Cancer Registry software sales force consisted of two primary direct sales people supported, as necessary, by seven client service representatives. Additionally, sales efforts are enhanced with extensive client focused marketing programs designed to build strong, interactive relationships with clients. A Vice President of Business Development, together with an internal sales and marketing staff, guide sales efforts. In addition, a marketing manager within the corporate marketing department is dedicated to the IMPATH Information Services division. Division representatives regularly attend national and local tradeshows, plan and host seminars featuring industry related topics, participate in generating relevant case studies to demonstrate the cost effectiveness and utility of its tumor registry software capabilities and prepare newsletters and other collateral marketing support literature.

     The IMPATH Cancer Registry services emphasize customer service and support and assigns each customer a specific client services representative. There are currently twenty client services representatives located throughout the country. In addition, the division has four technical support specialists based at its main office in New Jersey.

     Tamtron’s software products include the flagship PowerPath® Anatomic Pathology System and the PowerPath® Accounts Receivable system. PowerPath® is currently being used in the collection of diagnostic data and the delivery of pathology reports at 375 sites that offer surgical pathology, cytology and autopsy services. The PowerPath® product is sold primarily by the Company’s three direct sales representatives. The Company’s marketing strategy includes attendance at national and local tradeshows, industry journal advertisements, telemarketing and direct mail campaigns. The Company’s primary goal is to create “reference quality” relationships with each customer. Customers currently include leading academic medical centers, integrated delivery networks, community hospitals and reference laboratories.

Competition

IMPATH Physician Services

     IMPATH Physician Services operates in a segment of the health care industry that is fragmented and extremely competitive. The Company’s actual or potential competitors include large university or teaching hospitals; large clinical laboratories that have substantially greater financial, marketing and logistical resources than the Company; special purpose clinical laboratories that have limited test offerings and a highly focused product and marketing strategy; and the Company’s customers or potential customers who may choose to perform services similar to those performed by the Company. It is anticipated that competition will continue to increase due to such factors as the perceived potential for commercial applications of biotechnology, the continued availability of investment capital and government funding for cancer-related research, and consolidation in the industry.

     IMPATH Predictive Oncology

     IPO competes in an environment of large academic centers, research boutiques, biotechnology companies, site management organizations and contract research organizations. The industry landscape is very fragmented, for example, genomics companies in need of access to well-defined human tissue, clinical data, or diagnostic development tools that they would purchase from several academic centers, perform DNA, RNA and mRNA extraction or hire an entity to perform those services, and then seek assistance in validating those targets from perhaps yet another entity. Thereafter, once a target has been validated, a diagnostic assay would need to be developed to identify the target in patients most likely to respond to the new therapeutic. Once a therapy has been developed, the pharmaceutical company would need to navigate the complex clinical trial process by appropriately designing the trials, recruiting the right patients and documenting the results in accordance with FDA standards.

     IPO’s actual or potential competitors include large academic centers, research boutiques, biotechnology companies, site management organizations, contract research organizations and diagnostic product companies. These competitors may have substantially greater financial, marketing and logistical resources than the Company. It is anticipated that competition will continue to increase due to the continued growth in the biotechnology sector and continued research in this field.

IMPATH Information Services

     The IMPATH Information Services division generates revenue through the sale of its IMPATH Cancer Registry and PowerPath® software products, as well as through the maintenance and service of such software. Competitors for ICR consist of four companies and a number of state agencies. The Company believes it is not only the largest vendor of cancer registry software in the U.S., but that it also provides a product with significantly more capabilities and value-added features than its competitors. Tamtron’s proprietary PowerPath® system is currently installed in approximately 375 sites nationwide and encompasses the full perspective of anatomic pathology workflow with features such as multi-site, scalability and customizable case reporting and tracking. Competitors in this area consist of several large, public Healthcare Information Services companies.

Reimbursement

     The Company typically bills third-party payors, such as private insurance plans, managed care plans, Medicare and Medicaid, and hospitals, for services rendered through IMPATH Physician Services. Services rendered by the other divisions are paid in accordance with contracts or agreements with customers.

     During 2002, 2001 and 2000, the Company received the following estimated percentages of its total net revenue for diagnostic and prognostic services from the respective payors identified below:

	Year Ended December 31,
Payor	2002	2001	2000
Hospitals	14%	12%	15%
Private insurance/managed care	51	57	51
Medicare	32	27	29
Individual patients	3	4	5

Total	100%	100%	100%

     For a discussion of the changes in these percentages in 2002, see Item 7 of this Annual Report on Form 10-K.

     Medicare is a federal health insurance program that provides health insurance coverage for certain disabled persons, for persons aged 65 and older and for certain persons with end-stage renal disease. Medicaid is a state-administered and state- and federally-funded program for certain low-income individuals. As a participating provider, the Company bills Medicare for covered services and accepts Medicare reimbursement as payment in full for its services, subject to applicable co-payments and deductibles.

     As an alternative to traditional fee-for-service Medicare, the Medicare+Choice program allows beneficiaries to have access to a wide array of private health plan choices beyond the previously existing managed care arrangements. These additional plan options include “Coordinated Care Plans” which is a healthcare management organization (“HMO”) with or without point of service option; a Provider-Sponsored Organization plan; a Preferred Provider Organization plan; and a demonstration Medical Savings Account project. The Company cannot predict what effect, if any, the Medicare+Choice program will have on the Company’s future Medicare revenues.

     As a provider of healthcare-related services, the Company is subject to extensive and frequently changing federal, state and local laws governing licensure, reimbursement, financial relationships, referrals, conduct of operations and other aspects of the Company’s business. Additionally, in recent years, the federal government has expanded its investigative and enforcement activities relating to the billing of government programs, such as Medicare and Medicaid, by laboratories and other healthcare providers. The Company is not aware of any ongoing investigations into its billing practices. In January 2001, the Company was notified that the U.S. Attorney’s Office for the Southern District of New York was investigating certain of the Company’s billing practices. The Company subsequently settled with the government in 2001 without any admission of wrongdoing and in turn received a release of all related claims. The settlement and related expenses amounted to $9.7 million and were included in selling, general and administrative expenses for the year ended December 31, 2001.

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

     Most services furnished by the Company are characterized for the purposes of the Medicare program as physician pathology services. As of January 1, 1992, all physician services, including pathology services, have been reimbursed by Medicare based on a new methodology known as the resource-based relative value scale (“RBRVS”), which was phased in over a four-year period. Updates to the RBRVS payment methodology, which are issued from time to time, have not had any significant effect on the Company’s reimbursement rates. In 2001, the Centers for Medicare and Medicaid Services (“CMS”), (formerly known as the Health Care Finance Administration or “HCFA”) announced a 5.4% cut in the conversion factor (CF) used to calculate the physician fee schedule, although other factors in the formula used to calculate payments actually increased. In 2002, CMS announced other changes that affect Medicare payments for physician pathology services. On December 31, 2002, CMS announced a 4.4% cut in the CF used to calculate the physician fee schedule for 2002 effective March 1, 2003. As a result of legislation subsequently passed by Congress, however, CMS revised its calculation of the CF, negated the cut, and instituted an increase of approximately 1.6% effective March 1, 2003. The CF increase applies to all IMPATH Physician Services, including those furnished by the Company, however, payment for individual services may vary by a higher or lower percentage because of changes to other components of the payment calculation.

     In addition, in June 2002, CMS proposed changes in how it calculates the global fee, and the professional and technical components of physician pathology services. That change in the methodology could have resulted in decreases in the payment for some physician pathology services. On December 31, 2002, however, CMS announced it would delay for one year this change in methodology while the laboratory industry attempted to gather additional data concerning its costs. That data, if it is ultimately collected, could assist with the calculations of the amount that will be paid for physician pathology services in 2004. However, what the data will show, if it is collected, or what its impact ultimately will be on the amounts paid for physician pathology services, cannot be predicted.

     A small portion of the services furnished by the Company are characterized for purposes of the Medicare program as clinical laboratory services and reimbursed by Medicare under its clinical laboratory fee schedule. The Balanced Budget Act of 1997 froze the clinical laboratory fee schedule payments for the years 1998-2002. These changes have not had a material adverse effect on the Company’s revenue. On January 1, 2003, payment for clinical laboratory services was increased by 1.1% to reflect recent changes in the Consumer Price Index.

     Independent companies such as IMPATH have been permitted to bill globally for the diagnostic and prognostic services furnished to hospital inpatients and outpatients. This means that a company could bill both the technical component (“TC”) and the professional component (“PC”) to the Medicare Program. However, on November 2, 1999, HCFA, now known as CMS, announced that it would change this rule for in-patients and require such companies to bill the TC to the hospital. Subsequently, it also announced that the same rule would apply to hospital outpatients. Under these rules such companies would be required to bill the hospital for the TC for services furnished to inpatients and outpatients. There were no changes proposed with respect to the billing of the PC.

     The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), which was signed into law on December 21, 2000, included a provision that “grandfathered” the global billing of certain of these arrangements. The grandfathered provision applies to hospitals that had arrangements in existence prior to July 22, 1999, pursuant to which such companies billed Medicare for the TC of services furnished to hospital in-patients and out-patients. For these “covered hospitals” the Company was permitted to continue to bill the TC to the Medicare Program for an additional two years. Prior to the expiration of this period, the General Accounting Office was directed to make a report to Congress on the impact of this provision. A portion of IMPATH’s hospital business falls under the “grandfathered” provision. Although the legislative grandfather provision expired on January 1, 2003, CMS has indicated its intention to extend the grandfather provision for an additional year. In addition, the GAO report, called for by BIPA, has yet to be completed.

Quality Assurance

     IMPATH engages in a number of quality control procedures, many of which the Company believes exceed industry norms. Each of IMPATH’s reagents is selected from various suppliers based on in-house test of purity, batch-to-batch variability, potency and performance. IMPATH believes that its quality review procedures are superior to other centers performing similar analyses. In addition, the quality assurance program of the Company’s facilities includes close attention to the Company’s Standard Operating Procedures, continuing education and technical training of technologists, statistical quality control of all analytical processes, instrument maintenance, and regular inspection by governmental agencies and the College of American Pathologists ( “CAP”). The CAP is an independent non-governmental organization of board-certified pathologists that offers an accreditation program to which facilities can voluntarily subscribe. The CAP accreditation program involves both periodic inspections of the Company’s facilities and participation in the CAP’s proficiency testing program for all categories in which its facilities seek to attain or maintain accreditation. The Company’s facilities are CAP accredited, certified by the Centers for Medicare and Medicaid Services (CMS), permitted by New York State, licensed by the State of California Laboratory Field Services, the State of Florida, the State of Maryland, the State of Pennsylvania, and the State of Rhode Island and hold certificates of accreditation under the Clinical Laboratories Improvement and Amendments of 1988, as amended (“CLIA”). The Company believes it has obtained all licenses and permits required to operate its facilities. IMPATH follows the quality control and quality assurance procedures established by CLIA, the CAP and various New York State, California, Arizona and New York City agencies.

     The Company’s New York and California facilities are supervised by medical directors whose qualifications meet all regulatory requirements. The Company’s Arizona facility is supervised by a laboratory director whose qualifications meet all regulatory requirements governing the cytogenetics testing which is performed at this facility. The primary role of the Company’s medical directors and laboratory director is to ensure the accuracy and quality of the Company’s analyses. As a further quality assurance procedure, the Company periodically undergoes peer review with third-party facilities, including Norris Cancer Center and Memorial Sloan-Kettering Cancer Center. In peer review, particularly challenging diagnostic cases are referred by the Company to these cancer centers for verification of antibody tests and IMPATH’s diagnostic conclusions. The results of these consultations are tabulated and discussed at monthly quality assurance meetings at the Company’s offices.

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

     Licensure. The Company’s laboratory facilities are certified under the Centers for Medicare and Medicaid Services and CLIA Licensure is maintained under the clinical laboratory licensure laws of New York, California and Arizona, where the Company’s facilities are located. The Company believes it has obtained all material laboratory licenses required for its operations. In addition, the California facility is licensed by the federal Nuclear Regulatory Commission and all three facilities are accredited by the CAP.

     The federal and state certification and licensure programs establish standards for the day-to-day operation of facilities, including, but not limited to, personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors employed by federal or state regulatory agencies. The CMS or CAP conducts an on-site survey every two years. In addition, federal regulatory authorities require participation in a proficiency testing program approved by the Department of Health and Human Services (“HHS”) for each of the specialties and subspecialties for which a facility seeks approval from Medicare, and accreditation under CLIA ‘88 requires participation in proficiency testing programs which involve actual testing of specimens by the facility that have been prepared by an entity running an approved program for testing.

     The Final Rule implementing CLIA ‘88, published by HHS on February 28, 1992, became effective September 1, 1992. This Final Rule covers all laboratories in the United States, including the Company’s facilities. The Final Rule was recently revised on January 24, 2003. The Company has reviewed the Final Rule (and subsequent revisions thereto), including, among other things, the rule’s requirements regarding facility administration, participation in proficiency testing, patient test management (including patient preparation, proper specimen collection, identification, preservation, transportation, processing and result reporting), quality control, quality assurance and personnel, for the types of analyses undertaken by the Company, and believes that it complies with these requirements. However, no assurances can be given that the Company’s facilities will pass all future inspections conducted to ensure compliance with CLIA ‘88 or with any other applicable licensure or certification laws.

     The activities of the IPO division are also subject to certain registration requirements relating to the procurement and storage of tissue/tumor samples. IPO is registered by the FDA as a Blood Establishment and holds an import permit with the CDC and is certified by CLIA, and the State of New York and the State of California Laboratory Field Services.

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

     Self Referral Regulations. Under another provision, known as the “Stark” law or “self-referral” prohibition, physicians who have an investment or compensation relationship with an entity furnishing certain designated health services, including clinical laboratory services (including pathology services) may not, subject to certain exceptions, refer clinical laboratory analyses for Medicare or Medicaid patients to that entity. Similarly, facilities may not bill Medicare, Medicaid or any other party for services furnished pursuant to a prohibited referral. Violation of these provisions may result in disallowance of Medicare and Medicaid claims for the affected analysis services, as well as the imposition of civil monetary penalties and program exclusion. Under the Stark law and the regulations implementing the law, a physician may make payments to a clinical laboratory in exchange for the facility’s provision of clinical laboratory services and continue to refer Medicare patients to that laboratory. The federal government announced new regulations under the Stark law, which went into effect in January 2002. The Company did not experience a material impact on its business operations as a result of these new regulations .

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

     Fee-Splitting; Corporate Practice of Medicine. The laws of many states prohibit physicians from sharing professional fees with non-physicians and prohibit non-physician entities, such as the Company, from practicing medicine (including pathology) and from employing physicians to practice medicine (including pathology). The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. The Company believes its current and planned activities do not constitute fee-splitting or violate any prohibition against the corporate practice of medicine that may exist in Arizona or New York. In California, the Company has employed pathologists, and is restructuring its arrangements with these pathologists in a manner that the Company believes will not violate the corporate practice prohibition. There can be no assurance that future interpretations of the fee-splitting laws, or the laws regarding the corporate practice of medicine will not require other structural or organizational modifications of the Company’s existing business. In addition, statutes in certain states in which the Company does not currently operate could require the Company to modify its structure.

     Food and Drug Administration. The Food and Drug Administration (“FDA”) regulates certain medical devices, including in vitro diagnostic products used for laboratory testing, pursuant to the Food, Drug and Cosmetic Act. Pursuant to this authority, the FDA regulates certain types of monoclonal antibodies, called “analyte specific reagents” (ASRs) that the Company purchases and uses to create its own proprietary, in-house tests. In the past, the FDA has asserted that it has authority to regulate such “home brew” tests, but has refrained from doing so other than with respect to those tests used to diagnose highly-contagious diseases that pose a risk to public health, such as HIV and tuberculosis. The FDA does require the Company to make disclosures on the test report when performing most tests performed with ASRs.

     The FDA has recently indicated that it is reviewing the use of tests performed with ASRs, especially with regard to genetic tests, and may impose additional requirements on such testing. Specifically, in 2000, an HHS Advisory Committee, the Secretary’s Advisory Committee on Genetic Testing (“SACGT”), recommended that FDA take a larger role in regulating genetic testing, including that done using ASRs. The charter of that Committee has expired, and a new Advisory Committee, the Secretary’s Advisory Committee on Genetics, Heath and Society (“SACGHS”), has now been formed to advise the Secretary of HHS on the impact of genetic technologies on society. In addition, the federal Centers for Disease Control and Prevention has published a notice of its intent to revise the CLIA regulations to recognize genetic testing as a separate specialty. Finally, the Secretary of HHS has said in a letter to a laboratory trade association that the FDA is considering whether it might be appropriate to revisit the ASR rule with respect to laboratory developed or “home brew” genetic tests. The letter states that such changes would permit interested parties an opportunity to provide comment on any proposals made. As a result of these various initiatives, it is possible that genetic testing, such as that furnished by the Company, could be subject to increased governmental regulation in the future. The Company cannot predict what impact, if any, such additional requirements could have on the Company.

     The FDA also oversees clinical trials and other types of research, including the types of activities conducted by IPO. Research related to drugs or devices for which FDA approval will be sought must comply with requirements relating to informed consent, disclosure of financial interests and reporting of “adverse events” among others. The Company relies on the institutions with which it contracts, in the case of GeneBank, or the provider groups, in the case of the clinical trial activities of ICTN to obtain appropriate consents (with the Company’s assistance in certain instances) and the Company believes it is in material compliance with such requirements. However, the failure to obtain appropriate informed consents could have a material adverse effect on the Company’s research and clinical trial activities.

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

     The activities of GeneBank are also subject to the approval of an institution’s IRB at or prior to the commencement of such activities at the institution. The Company often assists institutions in the process of obtaining IRB approval.

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

     The confidentiality of patient medical records is subject to substantial regulation by state and federal governments. State and federal laws and regulations govern both the disclosure and the use of confidential patient medical record information. Legislation governing the dissemination and use of medical record information is continually being proposed at both the state and federal levels. Additional legislation may require that holders or users of confidential patient medical information implement measures to maintain the security of such information and may regulate the dissemination of even anonymous patient information. In August 2002, the federal government finalized certain regulations required by the Health Insurance Portability and Protection Act of 1996, relating to the privacy of patient information, including the use of such information by “business associates” of health care providers. Compliance with the privacy requirements must occur by April 14, 2003. The Company, as well as physicians and other persons providing patient information to the Company is also required to comply with these federal and state laws and regulations. If the Company is found to have violated any state or federal statute or regulation with regard to confidentiality, dissemination or use of patient medical information, the Company could be liable for damages, or for fines or penalties. The Company believes that it is in material compliance with all applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information with respect to its various activities, and will be able to comply with the new regulations by the compliance date. However, there can be no assurance that differing interpretations of existing laws and regulations or the adoption of new laws and regulations would not have a material adverse effect on the ability of the Company to obtain or use patient information which, in turn, could have a material adverse effect on the Company’s plans to develop and market its cancer information database.

Insurance

     The Company is currently covered by general liability insurance in the amount of $11 million per occurrence and $12 million in the aggregate, professional liability insurance in the amount of $10 million per occurrence and $10 million in the aggregate for the Company’s Medical Directors and other physicians, and Directors and Officers liability insurance in the amount of $20 million per occurrence and in the aggregate. The Company’s pollution liability insurance of $5 million per occurrence and $5 million in the aggregate covers claims relating to the handling and disposal of medical specimens and infectious and hazardous waste, except in the event of malfeasance or fraud by the Company. Management believes that these amounts and types of coverage are adequate to protect the Company and its property against material loss.

Employees

     As of December 31, 2002, the Company had 1,136 full-time and 83 permanent part-time employees. None of the Company’s employees are covered by collective bargaining agreements. The Company believes its employee relations are good.

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

     Hematopathologist: A pathologist specializing in the study of blood-borne diseases, including hematopoietic malignancies.

     Hematopoietic Malignancies: Cancer of the blood, lymph nodes, bone marrow and related structures.

     Immunohistochemistry or IHC: Technique that uses antibodies to identify and mark antigens expressed by cells in tissues using specific enzymes (e.g., peroxidase alkaline phosphatase).

     In-Situ Hybridization: Use of labeled fragments of DNA (probes) that can bind (hybridize) to specific, complementary sequences.

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

     Prognostic: Referring to potential outcome of a disease.

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

Item 2. Properties.

     The Company’s main facility and executive offices are located at 521 and 533 West 57th Street, New York, New York, where the Company currently leases approximately 80,000 square feet of space under a 12 1/2-year lease expiring in March 2010. The lease provides for minimum aggregate annual rental payments of approximately $1,017,400. The Company is also required to pay for repairs, property taxes and insurance relating to this facility.

     The Company’s primary California facility and offices are located at 5300 McConnell Avenue, Los Angeles, California, where the Company leases approximately 68,800 square feet of space. This facility commenced operations in August 2000 pursuant to a new lease agreement, which expires August 2010. The new lease provides for minimum annual rental payments of approximately $1,622,536. The Company is also required to pay for repairs, property taxes and insurance relating to this facility.

     The Company’s Arizona facility and offices are located at 810 E. Hammond Avenue, Phoenix, Arizona, where the Company leases approximately 11,171 square feet of space under a lease, which expires in September 2006. The Company commenced operations at this facility in January 1997, when it completed the acquisition of certain assets of Oncogenetics, Inc. The lease provides for minimum annual rental payments of approximately $79,524. The Company is also responsible for all maintenance, property taxes and insurance relating to the facility.

     The facility and offices of the IMPATH Cancer Registry (“ICR”) subsidiary are located at One University Plaza, Hackensack, New Jersey, where the Company has entered into a lease expiring July 2005 for approximately 3,792 square feet of space. The lease provides for minimum annual rental payments of approximately $86,787. The Company is also required to pay for repairs, property taxes and insurance relating to this facility.

     The Company has a facility and offices at 25 Kenwood Circle, Franklin, Massachusetts, where the Company leases approximately 22,000 square feet of space under a lease, which expires in March 2006. The lease provides for minimum annual rental payments of approximately $148,500. The Company is also required to pay for repairs, property taxes and insurance relating to the facility.

     The Company has a facility and offices at 11215 Knott Avenue, Cypress, California, where the Company has approximately 11,630 square feet of space under a lease, which expires in January 2004. The lease provides for minimum annual rental payments of approximately $128,019. The Company is also responsible for all maintenance, property taxes and insurance relating to the facility. The Company recently announced that it was closing its Cypress facility and therefore will no longer require this facility following the end of the lease term.

     The Company’s New Jersey office is located at 25 Rockwood Place, Englewood, New Jersey, where the Company has approximately 1,500 square feet of space under a lease, which expires January 2008. The lease provides for minimum annual rental payments of approximately $36,143. The Company is also required to pay for repairs, property taxes and insurance related to this space.

     The Company’s San Jose office is located at 6203 San Ignacio Avenue, San Jose, California, where the Company has approximately 8,951 square feet of space under a lease, which expires in March 2004. The lease provides for minimum annual rental payments of approximately $275,128. The Company is also required to pay for repairs, property taxes and insurance related to the facility.

     The Company’s New York central warehouse is located at 625 West 55th Street, 5th Floor, New York, New York where the Company has approximately 8,000 square feet of space under a sublease, which expires January 2005. The Lease provides for minimum annual rental payment of $121,245. The Company is also required to pay for repairs, property taxes, insurance, protection and security related to this space.

     The Company’s California central warehouse is located at 5340 Alla Road, Los Angeles, California where the Company has approximately 11,554 square feet of space under a lease, which expires May 2010. The Lease provides for minimum annual rental payment of $92,201. The Company is also required to pay for repairs, property taxes and insurance related to this space.

Item 3. Legal Proceedings.

     From time to time, the Company is involved in various legal actions in the normal course of business, some of which seek monetary damages. While the Company cannot predict with absolute certainty the outcome of any of the proceedings in which it is involved, the Company believes any ultimate liability associated with these proceedings would not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. See Note 16 of the Company’s Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The Company’s common stock trades on the Nasdaq National Market under the symbol “IMPH.” The following table sets forth the range of high and low bid prices per share for the common stock for the period from January 1, 2001 through February 28, 2003 (split adjusted).

	High	Low
Fiscal 2001
First Quarter	$69.25	$31.56
Second Quarter	$49.30	$28.75
Third Quarter	$50.15	$28.30
Fourth Quarter	$49.20	$28.71

Fiscal 2002
First Quarter	$44.45	$33.73
Second Quarter	$41.24	$17.00
Third Quarter	$17.90	$9.98
Fourth Quarter	$21.25	$10.87

Fiscal 2003
First Quarter (through February 28, 2003)	$23.51	$14.00

     On March 21, 2003, the last sale price of the common stock as reported on the Nasdaq National Market was $14.34. As of January 31, 2003, there were approximately 64 holders of record of the common stock.

Equity Compensation Plan Information

     The table below sets forth information with respect to shares of Common Stock that may be issued under the Company’s equity compensation plans as of December 31, 2002. See note 10 to the Company’s Consolidated Financial Statements, included herein, for further equity compensation details.

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,561,128	$21.20	2,429,174

Item 6. Selected Financial Data.

     The following table sets forth selected consolidated financial and operating data of the Company as of December 31 in each of 1998 through 2002 and for each of the years in the five-year period ended December 31, 2002. Such consolidated balance sheets as of December 31, 2001 and 2002 and consolidated statements of operations for each of the years in the three-year period ended December 31, 2002 and the notes thereto are included in Item 14(a) of this Annual Report on Form 10-K. The historical consolidated financial data should be read in conjunction with and are qualified in their entirety by reference to the consolidated financial statements of the Company and the related notes thereto and to Item 7 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues (1)	$188,123	$163,290	$122,821	$78,596	$51,659
Income from operations	21,973	21,354	20,248	12,081	8,521
Net income	10,497	10,991	12,949	8,235	6,948
Earnings per Share
Basic:	$0.64	$0.69	$0.83	$0.52	$0.46

Diluted:	$0.63	$0.66	$0.80	$0.51	$0.43

Weighted average common and common
equivalent shares outstanding
Basic (2):	16,292	16,015	15,540	15,896	15,270

Diluted (2):	16,689	16,709	16,278	16,306	16,004

	As of December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$70,814	$74,716	$66,284	$56,105	$80,696
Total assets	286,205	236,764	196,773	149,777	150,033
Long-term obligations, net of current portion	67,939	44,959	24,789	11,178	4,026
Total stockholders’ equity	168,387	155,669	139,069	120,314	124,587

(1)	In 2002, the Company made a decision to reclassify certain bad debt expense against net revenues. See further discussion in Item 7 of this annual report on Form 10-K and in the footnotes to the consolidated financial statements. Amounts reclassified totaled $38.3 million, $26.3 million, $15.4 million, $6.8 million and $4.6 million for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

(2)	On July 24, 2000, the Company’s Board of Directors declared a two-for-one common stock split effected in the form of a 100% common stock dividend, which was distributed on August 28, 2000 to each shareholder of record at the close of business on August 16, 2000. Accordingly, all share and per share information contained in this annual report have been retroactively adjusted to reflect the stock split.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in Item 14(a) of this Annual Report on Form 10-K. See “Forward Looking Statements.”

Overview

     IMPATH was founded in 1988 and has become a leader in providing critical information essential for making medically optimal and cost-effective cancer management decisions for individual cancer patients. The Company is focused on the analysis of cancer, combining advanced technologies and medical expertise to provide patient-specific diagnostic, prognostic and treatment information to physicians involved in the treatment of cancer. With expected medical cost increases attributable to the growth in the number of cancer patients and the high cost of new therapies, the Company anticipates significant and growing demand for cancer management information. The Company has established its leadership and reputation through its extensive expertise, its integration of technological advances, its emphasis on customer service and education and the cost-effectiveness of its services.

     The Company’s net revenues have increased an average of approximately 39% annually since 1998. IMPATH Physicians Services’ revenue have been derived from performing specialized cancer analyses for which the Company typically bills various third-party payors, such as private insurance plans, managed care plans and governmental programs (e.g., Medicare), as well as hospitals and individual patients. Revenue derived from contractual relationships with third-party payors provides greater access to patients and greater certainty regarding expected collections. These contracts also typically entail negotiated rates, resulting in reduced revenue per case. Other factors offsetting the impact of lower rates are the increasing number of technologies employed per patient case and the shift in product mix with a large percentage of total cases in lymphoma and leukemia, for example. Over the last few years the result has been a net increase in revenue realization per case. IPO provides revenue from contract laboratory services, cancer database and pharmacoeconomic information and clinical trial support services to genomics, biotechnology and pharmaceutical companies. Information Services provides revenue by licensing its tumor registry software to community hospitals and state agencies and pathology information management software, which is licensed to hospitals and academic medical centers around the country.

     The following table sets forth the percentages of total revenues represented by certain items reflected in the Company’s consolidated statements of operations. The Company’s business generally has been unaffected by seasonality, except for declines in test volume during summer months, year-end holidays and other major holidays. Test volume is also subject to declines in winter months due to weather, which can vary in severity.

	Years Ended December 31,
	2002	2001	2000
Total revenues	100.0%	100.0%	100.0%
Operating expense:
Cost of services	35.9	38.2	38.6
Selling, general and administrative	38.8	38.9	36.2
Depreciation and amortization	13.2	9.7	8.7
Acquired in Process R&D	0.4	—	—

Total operating expenses	88.3	86.9	83.5

Operating income	11.7	13.1	16.5

Net income	5.6	6.7	10.5

     Billings for services under third-party payor programs, including Medicare and contracted payors (hospitals, managed care organizations and certain insurers), are recorded as revenues net of contractual allowances for the differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third party contracted payors, are also recorded as a reduction in revenue upon settlement.

     The Company is actively pursuing more contracted payor arrangements, which reflects an ongoing shift in its reimbursement model. In connection with the preparation of the 2002 consolidated financial statements, for non-contracted payors, the Company commenced recording as revenue only the estimated payments to be received from the payors. Previously, the Company had recognized revenue, for non-contracted payors, based on amounts billed at its standard billing rate with differences between these amounts and the amounts ultimately estimated to be collected recorded in bad debt expense. The receipts are received initially from the insurance carrier and when payments are made at a lower than invoiced amount, the Company attempts to collect the difference from the patient directly. The Company reclassified its historical consolidated financial statements for non-contracted payor allowances and for certain types of other disallowances for insurers and Medicare to show them as reductions in revenue instead of increases to bad debt expense in selling, general and administrative expense as it had done in the past. The amounts reclassified totaled $38.3 million, $26.3 million and $15.4 million, respectively for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company records bad debt provisions which result from, among other things, estimates of non-collectible primary and co-pay amounts from patients, estimates of certain unpaid claims from payors from incorrect patient or insurance data. These allowances are also estimated and recorded at the date of the original service as bad debt expense in selling, general and administrative expenses.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

     The Company’s total net revenues for the years ended December 31, 2002 and 2001 were $188.1 million and $163.3 million, respectively, representing an increase of $24.8 million, or 15.2%, in 2002. This growth was primarily attributable to a 14% increase in case volume resulting from increased sales and marketing activities, as well as growth in lymphoma and leukemia cases, which increased 18% over the year ago period. IPO revenues increased 38.7% to $22.4 million up from $16.1 million in the year ago period primarily due to the increase in the numbers of projects with biopharmaceutical companies, as well as the revenue generated by ICTN. IMPATH Information Services revenues increased 169% to $12.7 million up from $4.7 million in 2001 primarily due to the acquisition of Tamtron.

     The Company recorded a $9.9 million adjustment to the carrying value of its December 31, 2002 net accounts receivable balance after its annual detailed assessment of recent collection activities and certain other changes in its collection practices and policies. The adjustment, after giving consideration to the new revenue classification recognition approach, was estimated to reduce net revenues by approximately $5 million and to increase bad debt expenses by approximately $5 million. The bad debt expense component relates principally to additional reserves for certain patient payors, including amounts due from co-pays from insurers and original billings for uninsured patients.

     Cost of services, which primarily includes payroll, laboratory supplies, logistics and outside services, for the years ended December 31, 2002 and 2001 were $67.5 million and $62.4 million, respectively, representing an increase of $5.1 million, or 8.2%, in 2002. Cost of services in 2002 included a charge in the first quarter of $1.0 million related to severance agreements in conjunction with the decision to no longer offer certain non-core products based on technology purchased from BIS. Cost of services in 2001 included charges of $650,000 in severance and related costs associated with the Company’s restructuring of its clinical trials business made pursuant to the acquisition of a clinical trials network from ICSL and $400,000 in compensation expenses for idled employees in response to the events of September 11, 2001. The increase in cost of services was necessitated by case volume growth, a continuing product shift to more complex cases, as well as the costs associated with the operations of Tamtron. Cost of services as a percentage of total net revenues decreased to 35.9% in 2002, from 38.2% in 2001 due to increased sales for the IPO and IIS divisions, which has lower associated cost of services as a percentage of revenues.

     Selling, general and administrative expenses for the years ended December 31, 2002 and 2001 were $72.9 million and $63.6 million, respectively, representing an increase of $9.4 million, or 14.7%, in 2002. The increase was primarily due to an increase in the provision for bad debt as a percentage of revenues from 5% in 2001 to 8.7% in 2002 primarily as a result of the December adjustment referred to above. Earlier in 2002, the Company incurred an additional charge of $1.3 million related to the discontinuance of certain non-core products from BIS. In 2001, the Company incurred a charge of $9.7 million for the settlement reached with the government. Selling, general and administrative expenses as a percentage of net revenue was 38.8% in 2002 compared to 38.9% in 2001.

     Depreciation and amortization expense for the years ended December 31, 2002 and 2001 was $24.7 million and $15.9 million, respectively, representing an increase of $8.8 million, or 55.5%, in 2002. This increase was primarily due to a charge of $3.2 million in amortization expense related to the discontinuance of certain non-core products from BIS, depreciation expense for new furniture and lab equipment, leasehold improvements incurred in connection with the expansion of the Company’s New York and Los Angeles facilities, the build-out of warehouses in New York and Los Angeles and the acquisition of Tamtron. The Company also incurred depreciation expense for enhancements made to the Company’s clinical systems, as well as expenses related to the amortization of GeneBank. Amortization of goodwill, which totaled $1.2 million in 2001, ceased as a result of the Company’s January 1, 2002 adoption of SFAS 142. As a percentage of total net revenues, depreciation and amortization expense increased to 13.2% in 2002 from 9.7% in 2001.

     Income from operations for the years ended December 31, 2002 and 2001 was $22.0 million and $21.4 million, respectively, representing an increase of $600,000, or 2.8%, in 2002. As a percentage of total net revenues, income from operations decreased to 11.7% in 2002 from 13.1% in 2001, as a result of the aforementioned charges.

     The Company recorded a $900,000 charge for acquired in process research and development as a result of the Tamtron acquisition in January 2002.

     Other expense, net for the years ended December 31, 2002 and 2001 was $3.6 million and $1.9 million, respectively, representing an increase of $1.7 million in 2002. The increase was primarily due to increased interest expense associated with capital lease obligations and long-term borrowings, as well as a reduction in the amount of interest bearing securities on hand and lower interest rates on its investments.

     The tax provision for the year ended December 31, 2002 of approximately $7.9 million reflects federal, state and local income tax expense. The effective tax rate for 2002 was 43.0% compared to 43.5% in 2001. The decreased effective tax rate resulted from the elimination of certain non deductible goodwill amortization charges.

     Net income for the years ended December 31, 2002 and 2001 was $10.5 million and $11.0 million, respectively, representing a decrease of $500,000, or 4.5%, in 2002. Due to the aforementioned charges, net income as a percentage of net revenue decreased to 5.6% in 2002 from 6.7% in 2001.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

     The Company’s total net revenues for the years ended December 31, 2001 and 2000 were $163.3 million and $122.8 million, respectively, representing an increase of $40.5 million, or 32.9%, in 2001. This growth was primarily attributable to a 15% increase in case volume resulting from increased sales and marketing activities, as well as a 19% increase in revenue realization per case due to continuing product mix changes toward lymphoma/leukemia cases, which entail more analyses as well as an increase in the number of technologies applied in analyzing cases. In addition, IMPATH Predictive Oncology (“IPO”) revenues increased 69.5% to $16.1 million up from $9.5 million in the year ago period primarily driven by increases in the numbers of projects and the scopes of projects with biopharmaceutical companies.

     Cost of services, which primarily includes payroll, laboratory supplies, logistics and outside services, for the years ended December 31, 2001 and 2000 were $62.4 million and $47.4 million, respectively, representing an increase of $15 million, or 31.8%, in 2001. This increase was necessitated by rapid case volume growth, a continuing product shift to more complex cases, as well as labor costs associated with the IPO division’s expansion. In addition, the Company reported one-time charges in the third quarter of 2001 of $650,000 in severance and related costs associated with the Company’s restructuring of its clinical trial business made in connection with the acquisition of an oncology clinical trial network from Innovative Clinical Solutions Ltd. (“ICSL”) and $400,000 for salaries paid to laboratory employees idled during the events of September 11th. Cost of services as a percentage of total net revenues decreased to 38.2% in 2001 from 38.6% in 2000. This decrease was due primarily to the 19% revenue per case increase realized in physician services and improved margins generated from IPO.

     Selling, general and administrative expenses for the years ended December 31, 2001 and 2000 were $63.6 million and $44.4 million, respectively, representing an increase of $19.1 million, or 43.1%, in 2001. The increase is primarily due to certain additional $12.1 million in bad debt expense required to account for billing and collection delays precipitated by an inefficient billing system, as well as a payor mix shift resulting in an increase in the percentage of managed care and patient receivables. In addition, the Company incurred a one-time charge of $9.7 million related to the settlement reached with the government in the third quarter associated with its billing practices. Selling, general and administrative expenses as a percentage of net revenues increased to 38.9 % in 2001 from 36.2% in 2000 as a result of the aforementioned charge and the increase in bad debt expenses.

     Depreciation and amortization expense for the years ended December 31, 2001 and 2000 was $15.9 million and $10.7 million, respectively, representing an increase of $5.2 million, or 48.6%, in 2001. This increase was primarily due to $3.2 million in depreciation expense for new furniture, office and lab equipment, as well as leasehold improvements incurred in connection with the expansion of the Company’s New York and Los Angeles facilities. The Company also recorded $1.5 million in depreciation expense for enhancements made to the Company’s clinical and billing systems. Additionally, $324,000 in expense was recorded for the amortization of GeneBank assets. As a percentage of total net revenues, depreciation and amortization expense increased to 9.7% in 2001 from 8.7% in 2000, as a result of a depreciation associated with the new Los Angeles facility which commenced operations in the fourth quarter of 2000 and the amortization of GeneBank.

     Income from operations for the years ended December 31, 2001 and 2000 was $21.4 million and $20.2 million, respectively, representing an increase of $1.2 million, or 5.5%, in 2001. The 2001 figure reflects one-time charges recorded in the third quarter of $9.7 million related to the settlement reached with the government, $650,000 associated with the Company’s restructuring of its clinical trial business and $400,000 in salaries and related expenses for employees idled during the events of September 11th. As a percentage of total net revenues, income from operations decreased to 13.1% in 2001 from 16.5% in 2000, due to the aforementioned charges.

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

     Net income for the years ended December 31, 2001 and 2000 was $11 million and $12.9 million, respectively, representing a decrease of $1.9 million, or 15.1%, in 2001. Due to the aforementioned charges, net income as a percentage of net revenues decreased to 6.7% in 2001 from 10.5% in 2000.

Liquidity and Capital Resources

     Since inception, the Company has raised approximately $103.9 million of capital through the public offerings of its common stock and $6.6 million from private placements of preferred stock, all of which was converted into common stock at the closing of the Company’s initial public offering in February 1996. The Company’s working capital, capital expenditure and other investment needs have increased and are expected to continue to increase as the Company expands its existing facilities and pursues its growth strategy.

     Cash and cash equivalents at December 31, 2002 totaled $4.8 million, a decrease of $4.9 million from the prior year. The Company also had approximately $4.8 million in marketable securities at December 31, 2002, representing a decrease of $11.7 million from the $16.5 million at December 31, 2001. The net decrease in cash and cash equivalents was due to cash used in investing activities, which included $28.6 million related to the acquisition of Tamtron, $17.3 million in capital expenditures, and $13.3 million related to the purchase of GeneBank tissue samples, offset by operating activities which generated cash in 2002, and included $10.5 million of net income. Financing activities included $36.6 million drawn against the term loan and line of credit, as well as $1.4 million from the issuance of common stock upon exercise of the Company’s stock options and $1.2 million related to purchases under the employee stock purchase plan. There was also $16.0 million of cash used for capital lease payments, $2.9 million in acquisition related note payments, and $652,000 in treasury stock repurchases.

     In June 2001, the Company entered into a $50 million Senior Secured Credit Facility consisting of a five-year commitment for a $25 million revolving credit line and a $25 million 364-day facility intended for acquisitions. The credit facility syndicated by Fleet National Bank, which also acts as Agent for the lenders, replaced the Company’s previous $15 million unsecured line of credit that expired on June 28, 2001. In connection with the Tamtron acquisition, on January 18, 2002, the Company amended its original credit facility and converted its $25 million 364-day facility to a $28 million term loan. The term loan is to be repaid over a five-year period, with interest only payable for the first twelve months. Thereafter, the loan is payable in seventeen payments of principal plus interest, with principal payments of $4.9 million due quarterly in each of 2003, 2004, 2005 and 2006 and a final principal payment of $8.4 million due in 2007. Both the revolving credit line and the term loan currently bears interest at LIBOR plus 1.75%, which was approximately 3.2% at December 31, 2002. On October 18, 2002, the Company amended its Senior Secured Credit Facility to increase the availability under its revolving credit line from $25 million to $40 million. The amended credit facility continues to be syndicated by Fleet National Bank, which acts as agent for the lenders. Including the Company’s $28 million term loan, the credit facility after giving effect to the amendment is $68 million. As of December 31, 2002, the Company had $27.6 million outstanding under the revolving credit line and $28 million drawn down from the term loan. The Company had fully drawn against the term loan and had $12.4 million remaining available under the line of credit at December 31, 2002. As of March 24, 2003 the Company had borrowed an additional $7 million on the line of credit and had $5.4 million remaining as available. The $27.6 million under the revolving credit line is due in full in 2006. In connection with the amended facility, the Company also amended certain debt covenants contained in the original facility.

     During the fourth quarter of 2002, the Company was non-compliant with one of the debt covenants under the Senior Secured Credit Facility. On March 31, 2003, the fourth quarter of 2002 debt covenants and certain future covenant calculations were amended and the Company was in compliance with the amended covenants. In connection with the amendment, certain higher interest rates are to be charged on future borrowings (up to 0.50% higher). The covenants are principally related to current ratios, stockholder’s equity and debt to earnings before interest, depreciation and amortization (“EBITDA”) ratios.

     The Company’s growth strategy in 2003 is anticipated to be financed through its current cash resources, existing third-party credit facilities, cash flows from operations or other strategic arrangements. The Company’s 2003 planned expenditures include no cash payments for business acquisitions and decreased investment in capital expenditures and GeneBank purchases compared to 2002, the majority of which are discretionary and are not based on firm commitments. In terms of financing activities, the Company expects to need approximately $16 million to fund capital lease obligations and $5 million for debt service in 2003. Based on the Company’s availability under its credit facility described above and its projected operating results (which include certain cost containment measures which have already begun to be implemented) it believes it will have adequate liquid resources at least through 2003. However, the Company will carefully monitor its liquidity situation through 2003 and if required, has the ability and intent, to further reduce planned discretionary investing activities. If needed, the Company also has availability of approximately $13.2 million in capital lease financing which could be used, if necessary, to assist in financing certain capital expenditures. The Company will require, over the longer term, new funding to continue its growth strategy and fund the Company’s investment needs, including capital expenditures and other infrastructure costs. There may be circumstances, in addition, that would expand the Company’s use of cash resources, specifically, acquisitions of businesses or technologies that could require additional liquidity. Because of the Company’s short and long-term capital requirements, the Company may seek access to public or private debt, equity markets or other strategic arrangements. The Company may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or at terms acceptable to the Company. If funding is not available, the Company may have to limit its growth and expansion activities. If the Company obtains funds through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of our technologies or product candidates. See “Forward-Looking Statements”

Stock Repurchase Plan

     On May 7, 2002, the Company announced its intentions to resume its repurchase of shares of the Company’s common stock. The share repurchase program was approved by the Company’s board of directors in January of 2000 and authorized the repurchase of up to $15,000,000 of common stock of the Company from time to time in open market or private transactions, depending on market conditions, share price and other considerations. In May 2002, the Company repurchased 30,000 shares for approximately $650,000. At December 31, 2002, approximately $13 million remains available for repurchases under the program. Any additional purchases will be funded from available cash and working capital.

Dividend Policy

     The Company has not declared nor paid cash dividends on its common stock and does not anticipate paying dividends on the Company’s common stock in the foreseeable future.

Contractual Obligations and Commitments

     The following table summarizes certain contractual obligations of the Company as of December 31, 2002. See Notes 9 and 16 of the Consolidated Financial Statements for further details.

(dollars in thousands)

	Payments Due By Period
Contractual Obligation	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years

Term loan	$28,000	4,900	9,800	13,300	—
Revolving line of credit	27,600	—	—	27,600	—
Capital lease obligations	32,157	14,918	16,258	981	—
Operating leases obligations	26,977	4,693	7,701	6,593	7,990

Total contractual cash obligations	$114,734	$24,511	$33,759	$48,474	$7,990

     The Company has lines of credit for financing equipment, leasehold improvements and hardware and software with various third party lenders in addition to its Secured Credit Facility. At December 31, 2002, the Company has several credit lines which aggregate to $80.9 million, of which $67.7 million has been drawn against. The leases have terms of 48 months at rates between the yield of 4-year treasury notes and the yield of 4-year treasury notes plus .35%.

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

     Certain executive officers of the Company have entered into agreements which provide severance of up to one year’s salary in the event of termination without cause and provides for certain payments to the executive in the event of a change in control of the Company. The terms and conditions of such arrangements are set forth in the agreements, which have all been filed with the Securities and Exchange Commission.

Acquisitions

     On January 18, 2002, the Company completed its acquisition of Tamtron, part of the Company’s Information Services division, for $25.9 million in cash, plus debt repayment of $651,000, as well as acquisition expenses of $2.6 million for a total purchase price of $29.2 million. Tamtron is a San Jose, California, based company whose flagship PowerPath® software is designed specifically to assist companies who provide surgical pathology, cytology and autopsy services (e.g. anatomic pathology) in streamlining operations and supporting multi-site or multi-entity healthcare networks. The source of funds for the acquisition was a combination of the Company’s available cash, as well as advances totaling $25 million under its amended credit facility.

     The acquisition has been accounted for under the purchase method, in accordance with SFAS 141, pursuant to which the purchase price is allocated to the underlying assets and liabilities based on their estimated fair values. The resulting goodwill from this transaction of $21.4 million will not be amortized, and intangibles of $11.0 million will be amortized over periods ranging from five to fifteen years. The following table reflects the allocation of the purchase price:

Cash	$580,341
Prepaid expenses and other current assets	151,406
Accounts receivables, net of allowance	907,284
Property and equipment, net of accumulated depreciation	555,244
Intangible assets – customer lists and acquired software	11,000,000
Goodwill	21,408,112
Acquired in process research & development	900,000
Current and other liabilities, including deferred revenue	(4,036,394)
Deferred tax liability, net	(2,261,934)

$29,204,059

     Tamtron’s current customer base includes more than 375 sites, including hospitals and academic medical centers around the country, which process over 5 million cases per year. Pro forma comparative historical results (unaudited) for the twelve months ended December 31, 2001, adjusted as if Tamtron had been acquired on January 1, 2001, were $173.1 million in revenue, $11.1 million in net income which includes $900,000 in an acquired research and development charge, and $0.66 in diluted earnings per share. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of January 1, 2001, nor are they necessarily indicative of future results. The 2002 results for the Company did not include 18 days of operations of Tamtron, but no pro forma is presented as the effect is not material.

CRITICAL ACCOUNTING POLICIES

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions and select accounting policies that affect the amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the Company’s financial statements. Material differences may result in the amount and timing of the Company’s revenue and expenses for any period if management made different judgments or utilized different estimates. Due to the nature of the Company’s business, several of its accounting policies involve significant estimates and judgments including:

•	revenue recognition;

•	estimation of valuation allowances, specifically contractual allowances, other revenue allowances and allowance for doubtful accounts;

•	fixed assets;

•	accounting for income taxes; and

•	valuation of long-lived and intangible assets and goodwill.

Revenue recognition. IMPATH Physician Services generally recognizes revenue for services rendered upon completion of the testing process. Certain costs incurred by the Company on uncompleted tests at the end of a reporting period are deferred until the test is completed and the revenue is recognized.

     Billings for services under third-party payor programs, including Medicare and contracted payors (hospitals, managed care organizations and certain insurers), are recorded as revenues net of contractual allowances for the differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third party contracted payors, are also recorded as a reduction in revenue upon settlement.

     The Company is actively pursuing more contracted payor arrangements, which reflects an ongoing shift in its reimbursement model. In connection with the preparation of the 2002 consolidated financial statements, for non-contracted payors, the Company commenced recording as revenue only the estimated payments to be received from the payors. Previously, the Company had recognized revenue, for non-contracted payors, based on amounts billed at its standard billing rate with differences between these amounts and the amounts ultimately estimated to be collected recorded in bad debt expense. The receipts are received initially from the insurance carrier and when payments are made at a lower than invoiced amount, the Company attempts to collect the difference from the patient directly. The Company reclassified its historical consolidated financial statements for non-contracted payor allowances and for certain types of other disallowances for insurers and Medicare to show them as reductions in revenue instead of increases to bad debt expense in selling, general and administrative expense as it had done in the past. The amounts reclassified totaled $38.3 million, $26.3 million and $15.4 million, respectively for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company records bad debt provisions which result from, among other things, estimates of non-collectible primary and co-pay amounts from patients, estimates of certain unpaid claims from payors from incorrect patient or insurance data. These allowances are also estimated and recorded at the date of the original service as bad debt expense in selling, general and administrative expenses.

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

     Revenue from a portion of IMPATH Information Service is deferred and recognized on a straight-line basis over the term of the agreement. The Company also utilizes the percentage of completion method (AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts”) in order to recognize certain revenue from software sales and installations included in this segment over the three-to-six month period of time for installation and acceptance testing and when collection of the resulting receivable is reasonably assured. Many of these software sales also have support and maintenance components for which a specific payment is received in advance but is deferred and revenue is recognized on a straight line basis over the term of the agreement.

     Estimation of valuation allowances. The process for estimating the collection of receivables involves significant assumptions and judgments. Receivables are presented on the balance sheet at net realizable value and include provision for contractual and other revenue allowances for differences between amounts billed and estimated receipts for services under third-party payor programs, including Medicare, Medicaid, and from non-contracted payors, and for bad debts as a result of a variety of factors. Management specifically analyzes accounts receivable and analyzes contractual and other revenue allowances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the Company’s customer payment terms when evaluating the adequacy of the contractual and other revenue allowances and allowance for doubtful accounts. The Company’s net accounts receivable balance was $69.0 million, net of the contractual and bad debt allowance reserves of $94.9 million as of December 31, 2002.

     Significant management judgment is required in determining these allowances. In the event that actual collections differ from these estimates, the Company may need to establish larger reserves which could materially impact the Company’s financial position and results of operations.

     Significant management judgment is required in determining these allowances. In the event that actual collections differ from these estimates, the Company may need to establish larger reserves which could materially impact the Company’s financial position and results of operations.

Fixed Assets. Fixed assets are stated at cost. Depreciation of furniture, fixtures, laboratory equipment and personal computers is provided over their estimated useful lives (which range from three to seven years) using the straight-line method, and leasehold improvements are being amortized over the shorter of the related lease term or the lives of the improvements using the straight-line method. Software development costs primarily represent external costs capitalized for software developed to meet the specific needs of the Company. These costs are being amortized over a five- to seven-year period using the straight-line method. Effective January 1, 1998, the Company adopted the provisions of AICPA Statement of Position 98-1 “Accounting for Software Costs.” The Company capitalized approximately $2,274,000 or approximately $0.14 per diluted share after taxes, approximately $1,932,000 or approximately $0.07 per diluted share after taxes (split adjusted) and $1,132,000 or approximately $0.04 per diluted share after taxes (split adjusted), of internal payroll costs in 2002, 2001 and 2000 respectively, as they related directly to internal system implementation, upgrade and enhancement activities.

Accounting for income taxes. As part of the process of preparing the Company’s consolidated financial statements the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the estimation of the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations.

     Significant management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could materially impact the Company’s financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill. The Company adopted the provisions of SFAS 142 on January 1, 2002. Goodwill will no longer be amortized but rather tested for impairment at least annually. As a result, the Company ceased amortizing goodwill effective January 1, 2002. In accordance with the provisions of SFAS 142, all goodwill was assigned to the Company’s three reporting units, which are the same as the Company’s reporting segments. Annually, the Company considers whether goodwill is impaired by comparing the carrying value of the reporting unit, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are based on management estimates using discounted cash flow assumptions. Such estimates include a considerable amount of management judgment and there is potential for material impact to the Company’s financial position and results of operations in the event that such estimates significantly change. The Company performed its annual impairment test as of December 31, 2002. The impairment test indicated that no goodwill impairment existed as of December 31, 2002.

     The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) 144 on January 1, 2002. In accordance with SFAS 144, long-lived assets, such as property, plant and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events and circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount which the carrying amount of the asset exceeds the fair value of the asset. The Company estimates fair value of an asset by calculating that asset’s future cash flows discounted by an interest rate that reflects its average cost of funds.

     Net long-lived assets, intangibles, and goodwill amounted to $179 million as of December 31, 2002.

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

Recently Issued Accounting Standards

     In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisitions, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company has not yet determined the impact, if any, of the adoption of SFAS No. 143 on its consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145"). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary. SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company is required to adopt SFAS 145 effective for fiscal 2003. The Company does not expect the adoption of SFAS 145 to have a material impact on its consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This statement will be applied prospectively and will depend on future actions.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The following discussion about The Company’s exposure to market risk of financial instruments contains forward-looking statements, see “Forward Looking Statements.” Actual results may differ materially from those described.

     The Company’s holdings of financial instruments are comprised primarily of U.S. corporate debt, U.S. government debt and commercial paper. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company’s debt security portfolio represents funds held temporarily pending use in its business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. The Company’s market risk exposure consists principally of exposure to changes in interest rates. The Company’s holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter-end of the maturity spectrum, and at December 31, 2002, approximately 67% of its holdings were in instruments maturing in two years or less and more than 78% of such holdings maturing in one year or less.

     In the normal course of business, the Company is exposed to fluctuations in interest rates on the Company’s debt and credit facilities. The Company has cash and cash equivalents at December 31, 2002, which are exposed to the impact of interest rate changes and its interest income fluctuates as the interest rates change. In general, the Company does not use derivative instruments or hedging to manage its exposures and does not currently hold any material market risk sensitive instruments for trading purposes at December 31, 2002.

      At December 31, 2002 and 2001, the fair value of the Company’s Senior Secured Credit Facility was estimated at $55.6 million and $19 million, respectively. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The variable interest rate disclosed represents the rate at December 31, 2002. Changes in the rate in future years will have a positive or negative effect on interest expense. At December 31, 2002 and 2001, the Company believes the estimated fair value was equal to the carrying value of the debt at $55.6 million and $19 million, respectively. Each 1% fluctuation in the interest rate will increase or decrease the Company’s interest expense on the Company’s Senior Secured Credit Facility by approximately $556,000 based on the debt outstanding at December 31, 2002. Further information on the Company’s debt is presented in note 9 to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data.

     For information concerning this item, see Item 14(a) below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     For information concerning this item, see text under the captions “Election of Directors” and “Executive Officers” in the 2003 Proxy Statement of the Company (the “Proxy Statement”) to be filed subsequent to the filing of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

Item 14. Controls and Procedures.

a)	Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b)	There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements:

The financial statements of the Company contained in this Annual Report on Form 10-K are listed in the attached Index to Financial Statements.

(2) Financial Statement Schedules:

Schedule II-Valuation and Qualifying accounts on F-32

All other schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes thereto.

(3) Exhibits:

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

(b)	Reports on Form 8-K: Not Applicable

POWER OF ATTORNEY

     The Registrant and each person whose signature appears below hereby appoint each of Carter H. Eckert, James V. Agnello and Richard C. Rosenzweig as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes in this Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to this Report with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPATH Inc.

Dated: April 14, 2003	By	/s/ CARTER H. ECKERT Carter H. Eckert Chief Executive Officer and Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 15, 2003	By	/s/ CARTER H. ECKERT Carter H. Eckert Chief Executive Officer and Chairman of the Board of Directors

Dated: April 15, 2003	By	/s/ RICHARD P. ADELSON Richard P. Adelson President and Chief Operating Officer

Dated: April 15, 2003	By	/s/ JAMES V. AGNELLO James V. Agnello Chief Financial Officer and Principal Accounting Officer

Dated: April 15, 2003	By	/s/ ROBERT E. CAMPBELL Robert E. Campbell Director

Dated: April 15, 2003	By	/s/ RICHARD J. COTE Richard J. Cote, M.D. Director

Dated: April 15, 2003	By	/s/ GEORGE S. FRAZZA George S. Frazza Director

Dated: April 15, 2003	By	/s/ JOSEPH A. MOLLICA Joseph A. Mollica, Ph.D. Director

Dated: April 15, 2003	By	/s/ MARCEL ROZENCWEIG Marcel Rozencweig, M.D. Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Independent Auditors’ Report	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001
and 2000	F-4
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002
2001 and 2000	F-5 to F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001
and 2000	F-7
Notes to Consolidated Financial Statements	F-8 to F-30
Financial Statement Schedule Schedule II - Valuation and Qualifying Accounts	F-32

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
IMPATH Inc.:

     We have audited the accompanying consolidated balance sheets of IMPATH Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMPATH Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 13 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002. Also, as discussed in Notes 2 and 6 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” for business combinations consummated after June 30, 2001.

KPMG LLP

Short Hills, New Jersey
February 28, 2003, except as to the second paragraph of note 9, which is as of March 31, 2003.

IMPATH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

	2002	2001
Assets
Current assets:
Cash and cash equivalents	$1,023,788	$5,854,628
Marketable securities, at market value	4,805,251	16,509,263
Accounts receivable, net of allowance for doubtful accounts of
$17,058,136 in 2002 and $10,189,646 in 2001	69,033,544	63,637,345
Prepaid expenses	2,434,243	1,110,060
Prepaid taxes	1,684,284	—
Deferred tax assets	6,045,406	5,227,139
Other current assets	21,691,678	15,069,165

Total current assets	106,718,194	107,407,600

Fixed assets, less accumulated depreciation and amortization	93,184,006	84,774,078
Deposits and other non-current assets	537,032	1,053,620
Goodwill	46,540,632	25,453,795
Intangible assets, net of accumulated amortization of $8,936,460
in 2002 and $4,696,684 in 2001	39,224,709	18,075,120

Total assets	$286,204,573	$236,764,213

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	14,918,386	$13,973,630
Short term borrowings	4,900,000	—
Accounts payable	6,246,275	4,725,867
Deferred revenues	3,982,427	2,033,962
Income taxes payable	—	6,126,628
Accrued expenses	5,857,077	5,831,623

Total current liabilities	35,904,165	32,691,710

Capital lease obligations, net of current portion	17,239,125	25,959,454
Notes payable, net of current portion	50,700,000	19,000,000
Deferred tax liabilities	13,974,655	3,444,249
Commitments and contingencies
Stockholders’ equity:
Common stock, $.005 par value, authorized 70,000,000 shares;
18,609,380 and 18,406,579 shares issued in 2002 and 2001,
respectively; 16,369,904 and 16,197,103 shares outstanding
in 2002 and 2001, respectively	93,047	92,033
Additional paid-in capital	141,009,994	138,259,994
Retained earnings	54,722,932	44,226,341
Accumulated other comprehensive loss	(17,681)	(10,776)

	195,808,292	182,567,592
Less:
Cost of 2,239,476 and 2,209,476 shares of Common Stock
held in treasury in 2002 and 2001, respectively	(27,402,470)	(26,750,281)
Deferred compensation	(19,194)	(148,511)

Total stockholders’ equity	168,386,628	155,668,800

Total liabilities and stockholders’ equity	$286,204,573	$236,764,213

See accompanying notes to consolidated financial statements F-3

IMPATH INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Net IMPATH Physician Services	$153,036,657	$142,446,099	$108,824,462
IMPATH Predictive Oncology	22,361,662	16,120,584	9,538,554
IMPATH Information Services	12,724,638	4,723,033	4,457,800

Total net revenues	188,122,957	163,289,716	122,820,816

Operating Expenses:
Cost of services	67,563,121	62,453,982	47,402,140
Selling, general and administrative	72,946,080	63,575,586	44,441,215
Depreciation and amortization	24,740,861	15,906,405	10,729,639
Acquired in-process R&D	900,000	—	—

Income from operations	21,972,895	21,353,743	20,247,822

Interest income	510,083	1,813,741	4,963,786
Interest expense	(4,067,905)	(3,709,013)	(2,541,007)

Other (expense)/income, net	(3,557,822)	(1,895,272)	2,422,779

Income before provision for income taxes	18,415,073	19,458,471	22,670,601
Provision for income taxes	7,918,482	8,467,143	9,721,136

Net income	$10,496,591	$10,991,328	$12,949,465

Per common and common equivalent share:
Basic:
Net income per common share	$0.64	$0.69	$0.83

Weighted average common shares outstanding	16,292,000	16,015,000	15,540,000

Diluted:
Net income per common share	$0.63	$0.66	$0.80

Weighted average common and common equivalent
shares outstanding	16,689,000	16,709,000	16,278,000

See accompanying notes to consolidated financial statements. F-4

IMPATH INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY Years ended December 31, 2002, 2001 and 2000

	Common stock		Common stock to be	Additional paid-in	Retained	Accum- ulated other compre- hensive	Treasury	Deferred compen-
	Shares	Amount	issued	capital	earnings	loss	stock	sation	Total
Balance at
December 31, 1999	8,695,181	$43,475	$1,735,000	$122,553,938	$20,330,152	$(705,029)	$(23,350,467)	$(292,982)	$120,314,087
Common shares issued
upon exercise of
stock options	528,327	2,642	—	3,228,132	(923)	—	—	—	3,229,851
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
Comprehensive
income:
Change in unrealized
net depreciation
of securities	—	—	—	—	—	551,872	—	—	551,872
Net income for the
year ended
December 31, 2000	—	—	—	—	12,949,465	—	—	—	12,949,465

Total comprehensive
income									13,501,337
Balance at
December 31, 2000	18,000,899	90,005	595,000	133,633,347	33,235,013	(153,157)	(26,750,281)	(1,580,558)	139,069,369
Common shares issued
upon exercise of
stock options	344,421	1,722	—	2,702,356	—	—	—	—	2,704,078
Common shares issued
as a result of
business
acquisition	41,163	206	(595,000)	594,794	—	—	—	—	—
Common share issues
as a result of
the Employee Stock
Purchase Plan	20,096	100	—	584,775	—	—	—	—	584,875
Adjustment
associated with
issuance of
Options to
non-employees	—	—	—	(875,869)	—	—	—	875,869	—
Amortization of
deferred
compensation	—	—	—	—	—	—	—	556,178	556,178
Tax benefit related
to stock option
exercises	—	—	—	1,620,591	—	—	—	—	1,620,591
Comprehensive income:
Change in unrealized
net depreciation
of securities	—	—	—	—	—	142,381	—	—	142,381
Net income for the
year ended
December 31, 2001	—	—	—	—	10,991,328	—	—	—	10,991,328

Total comprehensive
income									11,133,709

Balance at
December 31, 2001	18,406,579	$92,033	$0	$138,259,994	$44,226,341	$(10,776)	$(26,750,281)	$(148,511)	$155,668,800
									(continued)

IMPATH INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY Years ended December 31, 2002, 2001 and 2000

	Common Stock		Common stock to be	Additional paid-in	Retained	Accum- ulated other compre- hensive	Treasury	Deferred compen-
	Shares	Amount	issued	capital	earnings	loss	stock	sation	Total
Common shares issued
upon exercise of
stock options	120,739	604	—	1,419,291	—	—	—	—	1,419,895
Common share issues
as a result of
the employee
Stock Purchase
Plan	82,062	410	—	1,203,558	—	—	—	—	1,203,968
Adjustment
associated with
issuance of
Options to
non-employees	—	—	—	(75,000)	—	—	—	75,000	—
Repurchase of common
shares	—	—	—	—	—	—	(652,189)	—	(652,189)
Amortization of
deferred
Compensation	—	—	—	—	—	—	—	54,317	54,317
Tax benefit related
to stock option
exercises	—	—	—	202,151	—	—	—	—	202,151
Comprehensive income:
Change in unrealized
net appreciation
of securities,
after tax	—	—	—	—	—	(6,905)	—	—	(6,905)
Net income for the
year ended
December 31, 2002	—	—	—	—	10,496,591	—	—	—	10,496,591

Total comprehensive
income									10,489,686

Balance at
December 31, 2002	18,609,380	$93,047	$0	$141,009,994	$54,722,932	$(17,681)	$(27,402,470)	$(19,194)	$168,386,628

IMPATH INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$10,496,591	$10,991,328	$12,949,465
Adjustments to reconcile net income to net cash provided by
operating activities:
Acquired in Process R&D	900,000	—	—
Depreciation and amortization	24,740,861	15,906,405	10,729,639
Provision for uncollectible accounts receivable	13,353,499	7,065,535	5,924,446
Deferred taxes	7,450,206	(318,330)	(2,347,135)
Non-cash compensation	54,317	556,178	1,065,131
Gain on sale of preferred stock	—	—	(3,144,276)
Changes in assets and liabilities (net of the effects from
acquisitions of business):
(Increase) in accounts receivable, net	(17,842,415)	(19,958,326)	(21,153,971)
(Increase) in prepaid expenses and other current assets	(7,828,111)	(6,274,756)	(4,517,653)
Decrease/(increase) in deposits and other non-current assets	549,407	(530,819)	(184,428)
Increase in accounts payable/accrued expenses	220,829	3,286,215	795,800
(Decrease)/increase in income taxes payable	(7,608,762)	2,748,955	7,922,094
(Decrease)/increase in deferred revenues	(1,479,064)	(125,027)	170,843

Total adjustments	12,510,767	2,356,030	(4,739,510)

Net cash provided by operating activities	23,007,358	13,347,358	8,209,955

Cash flows from investing activities:
(Purchases) of marketable securities	(9,009,878)	(35,436,167)	(2,164,289)
Sales/maturities of marketable securities	20,706,986	37,060,475	8,440,992
Acquisitions of businesses, net of cash acquired	(28,623,718)	(2,852,683)	(316,375)
Proceeds from liquidation in preferred stock	—	—	8,144,276
(Purchases) of intangible assets	(13,287,183)	(5,022,592)	—
Capital expenditures	(17,343,575)	(16,543,234)	(8,210,927)

Net cash (used in) provided by investing activities	(47,557,368)	(22,794,201)	5,893,677

Cash flows from financing activities:
Issuance of common stock	2,623,863	3,288,953	3,229,851
Repurchase of common stock	(652,189)	—	(3,399,814)
Proceeds from capital leases	—	—	1,653,234
Proceeds from bank loans	36,600,000	16,000,000	3,000,000
Payments of notes payable	(2,887,300)	(2,778,829)	(2,611,947)
Payments of capital lease obligations	(15,965,204)	(14,697,384)	(7,808,141)

Net cash provided by/(used in) financing activities	19,719,170	1,812,740	(5,936,817)

Net (decrease)/increase in cash and cash equivalents	(4,830,840)	(7,634,103)	8,166,815
Cash and cash equivalents at beginning of year	5,854,628	13,488,731	5,321,916

Cash and cash equivalents at end of year	$1,023,788	$5,854,628	$13,488,731

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$7,270,026	$6,033,816	$4,114,044

Cash paid during the year for interest	$4,171,541	$3,885,888	$2,033,508

Fixed assets acquired pursuant to capital leases	$8,189,631	$19,670,385	$26,626,539

Note payable related to acquisition of business	$25,000,000	$266,665	$1,962,139

Common stock issued for acquisitions	—	—	$1,140,000

See accompanying notes to consolidated financial statements.

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

(1) Organization

     IMPATH Inc. (the “Company”) was incorporated on March 1, 1988 under the laws of the State of Delaware. The Company was organized for the purpose of establishing a specialized facility dedicated to the use of the most sophisticated technologies to provide diagnostic and prognostic information to physicians specializing in cancer. The Company’s Physician Services Division conducts these analyses by utilizing immunohistochemistry, flow cytometry and image analysis, molecular pathology, cytogenetics, micrometastases detection, IMPATH Drug Resistance Assay™ and serum analysis technologies. The consolidated financial statements include the accounts of all the majority-owned subsidiaries. All intercompany balances have been eliminated in consolidation. Specifically, the Company’s revenues are derived through:

•	Diagnostic and prognostic analytical services to hospitals, medical centers, clinical laboratories and physicians;

•	Monoclonal antibody and molecular probe characterization services provided by the IPO segment to biotechnology and genomics companies and other researchers;

•	Licensing of (i) tumor registry software to community hospitals and state agencies and (ii) anatomic pathology software designed to assist companies who provide surgical, pathology, cytology and autopsy services; and

•	Access to benign and malignant tissue, clinically relevant peripheral blood specimens and follow-up information to support oncology research and product development.

     The Company submits its invoices for diagnostic and prognostic analytical services to its clients, third party and government payors, or individual patients. The Company does not require collateral from its clients as security for payment of its invoices.

(2) Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve the allowance for doubtful accounts, the contractual allowance, the evaluation of the recoverability of goodwill, intangible assets, equipment, leasehold improvements and deferred tax assets. Actual results could differ from those estimates.

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

     Certain prior year balances have been re-classified to conform with the 2002 and 2001 presentation.

Revenue Recognition

        IMPATH Physician Services generally recognizes revenue for services rendered upon completion of the testing process. Certain costs incurred by the Company on uncompleted tests at the end of a reporting period are deferred until the test is completed and the revenue is recognized.

        Billings for services under third-party payor programs, including Medicare and contracted payors (hospitals, managed care organizations and certain insurers), are recorded as revenues net of contractual allowances for the differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third party contracted payors, are also recorded as a reduction in revenue upon settlement.

        The Company is actively pursuing more contracted payor arrangements, which reflects an ongoing shift in its reimbursement model. In connection with the preparation of the 2002 consolidated financial statements, for non-contracted payors, the Company commenced recording as revenue only the estimated payments to be received from the payors. Previously, the Company had recognized revenue, for non-contracted payors, based on amounts billed at its standard billing rate with differences between these amounts and the amounts ultimately estimated to be collected recorded in bad debt expense. The receipts are received initially from the insurance carrier and when payments are made at a lower than invoiced amount, the Company attempts to collect the difference from the patient directly. The Company reclassified its historical consolidated financial statements for non-contracted payor allowances and for certain types of other disallowances for insurers and Medicare to show them as reductions in revenue instead of increases to bad debt expense in selling, general and administrative expense as it had done in the past. The amounts reclassified totaled $38.3 million, $26.3 million and $15.4 million, respectively for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Company records bad debt provisions which result from, among other things, estimates of non-collectible primary and co-pay amounts from patients, estimates of certain unpaid claims from payors from incorrect patient or insurance data. These allowances are also estimated and recorded at the date of the original service as bad debt expense in selling, general and administrative expenses.

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

        Revenue from IMPATH Information Services is deferred and recognized on a straight-line basis over the term of the agreement. The Company also utilizes the percentage of completion method (AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts”) in order to recognize certain software revenue over the three-to-six month period of time for installation and acceptance testing and when collection of the resulting receivable is reasonably assured. Many license agreements also have support and maintenance for which payment is received in advance but is deferred and revenue is recognized on a straight line basis over the life of the agreement.

Cash Equivalents

     Cash equivalents consist principally of bank deposits, commercial paper and U.S. treasury securities at December 31, 2002 and 2001. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cost approximates fair market value for these instruments.

Marketable Securities

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, the Company’s portfolio of securities is considered available for sale. Unrealized gains and losses for available for sale securities are recorded as an accumulated other comprehensive income (loss) in stockholders’ equity, net of related deferred taxes. Gains and losses on securities sold are based on the average cost method. Net unrealized losses at December 31, 2002 and 2001 totaled $17,681 and $10,776, respectively. At December 31, 2002, approximately $4.3 million of the securities mature in one to three years all of which are corporate fixed income securities and approximately $500,000 mature in more than three years (of which approximately $300,000 are corporate fixed income securities and $200,000 million are municipal bonds.)

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable and Related Allowances

     Accounts receivable are recorded at the invoiced amount and do not bear interest. The process for estimating the collection of receivables involves significant assumptions and judgments. Receivables are presented on the balance sheet at net realizable value and include provision for contractual and other estimated allowances for differences between amounts billed and estimated receipts for services under third-party payor programs, including Medicare and Medicaid and non-contracted payors, and for bad debts as a result of a variety of factors. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the Company’s customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

     Estimation of valuation allowances. The process for estimating the collection of receivables involves significant assumptions and judgments. Receivables are presented on the balance sheet at net realizable value and include provision for contractual and other revenue allowances for differences between amounts billed and estimated receipts for services under third-party payor programs, including Medicare, Medicaid, and from non-contracted payors, and for bad debts as a result of a variety of factors. Management specifically analyzes accounts receivable and analyzes contractual and other revenue allowances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the Company’s customer payment terms when evaluating the adequacy of the contractual and other revenue allowances and allowance for doubtful accounts. The Company’s net accounts receivable balance was $69.0 million, net of the contractual and bad debt allowance reserves of $94.9 million as of December 31, 2002.

     Significant management judgment is required in determining these allowances. In the event that actual collections differ from these estimates, the Company may need to establish larger reserves which could materially impact the Company’s financial position and results of operations.

Fixed Assets

     Fixed assets are stated at cost. Depreciation of furniture, fixtures, laboratory equipment and personal computers is provided over their estimated useful lives (which range from three to seven years) using the straight-line method, and leasehold improvements are being amortized over the shorter of the related lease term or the lives of the improvements using the straight-line method. Software development costs primarily represent external costs capitalized for software developed to meet the specific needs of the Company. These costs are being amortized over a five- to seven-year period using the straight-line method. Effective January 1, 1998, the Company adopted the provisions of AICPA Statement of Position 98-1 “Accounting for Software Costs.” The Company capitalized approximately $2,274,000 or approximately $0.14 per diluted share after taxes, approximately $1,932,000 or approximately $0.07 per diluted share after taxes (split adjusted) and $1,132,000 or approximately $0.04 per diluted share after taxes (split adjusted), of internal payroll costs in 2002, 2001 and 2000 respectively, as they related directly to internal system implementation activities.

Software Development Cost

     The Company, through the Tamtron acquisition (see note 6), now capitalizes certain software development costs incurred related to software developed for resale subsequent to the establishment of technological feasibility until the product is released for commercial use. Similarly, costs incurred to develop upgrades are capitalized until the upgrades are commercially released. Before technological feasibility has been established, the Company expenses all costs incurred for the product. These capitalized costs which total approximately $900,000 at December 31, 2002, will be amortized over the product’s life in the marketplace.

Inventories

     Inventories, which consist principally of supplies, are valued at the lower of cost (first in, first out method) or market, and are included in other current assets on the accompanying balance sheet.

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

     Payments to acquire tissue and tumor samples for use in GeneBank have been classified as an intangible asset and total $18,310,000 and $5,023,000 as of December 31, 2002 and 2001, and accumulated amortization was $1.8 million and $324,0000 at December 31 2002 and 2001 respectively. GeneBank is being amortized using the straight-line method over its estimated useful life of seven years, with amortization expense of $1.5 million and $324,000 recorded in 2002 and 2001, respectively.

     The following disclosure presents certain information on the Company’s acquired other intangible assets as of December 31, 2002 and 2001. All intangible assets are amortized over their estimated useful lives, as indicated below, with no residual values.

Acquired Intangible Assets $ (in thousands)	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance

At December 31, 2002
Amortized acquired intangible assets:
Technology	5 years	4,600	(885)	3,715
Customer Lists	15 years	24,349	(6,228)	18,121

		28,949	(7,113)	21,836

At December 31, 2001
Amortized acquired intangible assets:
Customer Lists	15 years	17,749	(4,372)	13,377

		17,749	(4,372)	13,377

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

Stock-Based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" to account for its fixed plan stock options granted to employees and directors and for restricted stock grants. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price.

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The Company uses the fair value method of accounting for stock-based compensation to non-employees. Under the fair value-based method, compensation costs are measured based on the value of the award and is recognized over the vesting period. The Company recorded expense related to non-employee stock option grants net of tax benefits, of 31,000, 314,000 and 608,000 in the years ended December 2002, 2001, and 2000, respectively.

     Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income and net income per common share would have decreased to the pro forma amounts indicated in the table below.

(dollars in thousands except per share amounts)	2002	2001	2000

Net income as reported	$10,497	$10,991	$12,949
Less:
Pro forma after-tax impact of employee options at fair value	(5,054)	(2,897)	(731)

Pro forma net income adjusted	5,443	8,094	12,218

Basic earnings per share as reported	$0.64	$0.69	$0.83

Diluted earnings per share as reported	$0.63	$0.66	$0.80

Pro forma basic earnings per share	$0.33	$0.51	$0.79

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing calculation model. The following table outlines the assumptions used in the Black-Scholes model.

	2002	2001	2000
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.0%	6.5%	7.0%
Expected option life in years	7.0	7.0	7.0
Expected volatility	46.0%	60.0%	60.0%

     The weighted-average fair value of stock option grants was $8.50, $28.78, and $12.13 for the years ended December 31, 2002, 2001, and 2000, respectively.

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

Earnings Per Common Share

     “Basic” earnings per common share equals net income divided by weighted average common shares outstanding during the period. “Diluted” earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options and warrants were exercised. Common stock equivalents that are anti-dilutive are excluded from net income per common share. The number of anti-dilutive shares were 974,918, 353,221 and 1,133 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The following is a reconciliation of the shares used in calculating basic and diluted net income per common share (all years have been split adjusted)(net income as reported is the numerator in each calculation):

	2002	2001	2000
Weighted average common shares outstanding	16,292,000	16,015,000	15,540,000
Effect of diluted securities—options	397,000	694,000	738,000

Weighted average common and common equivalent shares
outstanding—including diluted effect	16,689,000	16,709,000	16,278,000

Basic earnings per common share	$0.64	$0.69	$0.83

Diluted earnings per common share	$0.63	$0.66	$0.80

Comprehensive Income

     Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders’ equity.

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

        In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, (“SFAS 141") and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142 and more frequently if events and circumstances indicate that the asset might be impaired. For the purposes of performing this impairment test, the Company’s business segments are its reporting units. The fair value of those reporting units, to which goodwill has been assigned, is compared with their recorded values. If recorded values are less than the fair values, no impairment is indicated. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company adopted the provisions of SFAS 141, for acquisitions initiated after June 30, 2001, and SFAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, continued to be amortized until the Company’s adoption of SFAS No. 142 on January 1, 2002. The Company has approximately $46.5 million of unamortized goodwill as of December 31, 2002, which is subject to the provisions of SFAS 142.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statements of operations. The Company had approximately $25 million of unamortized goodwill as of January 1, 2002, which was subject to the transitional provisions of SFAS 142. The Company completed its transitional goodwill impairment assessment in the second quarter of fiscal year 2002. The assessment indicated that there was no goodwill impairment. The Company performed its annual impairment test as of December 31, 2002. The impairment test indicated that no goodwill impairment existed as of that date.

     Amortization expense related to goodwill was approximately $1.2 million and $1.2 million for the years ended December 31, 2001 and 2000, respectively. The Company recorded a $3.2 million write-down in 2002 of all goodwill associated with the discontinuance of the BIS product line.

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long Lived Assets

     SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not effect the Company’s consolidated financial statements.

     In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

     Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

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

Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair market value based on the short maturity of these instruments. Fair value of investments in marketable securities are based on quoted market prices.

Segment Reporting

     The Company currently operates in three reportable business segments, IMPATH Physician Services, IMPATH Predictive Oncology, and IMPATH Information Services. Substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Standards

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisitions, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company have not yet determined the impact, if any, of the adoption of SFAS No. 143 on the Company’s Consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145"). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary. SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company is required to adopt SFAS 145 effective for fiscal 2003. The Company does not expect the adoption of SFAS 145 to have a material impact on the Company’s consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This statement will be applied prospectively and will depend on future actions.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements.

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Liquidity

     The Company’s growth strategy in 2003 is anticipated to be financed through its current cash resources, existing third-party credit facilities, cash flows from operations or other strategic arrangements. The Company’s 2003 planned expenditures include no cash payments for business acquisitions and decreased investment in capital expenditures and GeneBank purchases compared to 2002, the majority of which are discretionary and are not based on firm commitments. In terms of financing activities, the Company expects to need approximately $16 million to fund capital lease obligations and $5 million for debt service in 2003. Based on the Company’s availability under its credit facility described in Note 9 and its projected operating results (which include certain cost containment measures which have already begun to be implemented) it believes it will have adequate liquid resources at least through 2003. However, the Company will carefully monitor its liquidity situation through 2003 and if required, has the ability and intent, to further reduce planned discretionary investing activities. The Company also has availability of approximately $13.2 million in capital lease financing which could be used, if necessary, to assist in financing certain capital expenditures. The Company will require, over the longer term, new funding to continue its growth strategy and fund the Company’s investment needs, including capital expenditures and other infrastructure costs. There may be circumstances, in addition, that would expand the Company’s use of cash resources, specifically, acquisitions of businesses or technologies that could require additional liquidity. Because of the Company’s short and long-term capital requirements, the Company may seek access to the public or private debt, equity markets or other strategic arrangements. The Company may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or at terms acceptable to the Company. If funding is not available, the Company may have to limit its growth and expansion activities. If the Company obtains funds through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of our technologies or product candidates.

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Accounts Receivable

     In accordance with accounting principles generally accepted in the United States of America and consistent with healthcare industry practices, the Company presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of December 31, 2002 and 2001.

	2002	2001
Gross accounts receivable	$163,988,439	$132,415,562
Allowance for doubtful accounts	(17,058,136)	(10,189,646)
Contractual and other allowance reserve	(77,896,760)	(58,588,571)

	$69,033,544	$63,637,345

Accounts receivable, by payor class, as a percentage of total net receivables at December 31, 2002 and 2001 are as follows:

	2002	2001
Medicare	18%	17%
Commercial insurance	57	58
Hospitals, clinics and other institutions	10	10
Patients	15	15

	100%	100%

        Bad Debt expense for 2002, 2001 and 2000 totalled $13.4 million, $7.1 million and $5.9 million respectively.

(5) Fixed Assets

At December 31, 2002 and 2001, fixed assets consist of the following:

	2002	2001
Personal computers	$11,871,606	$10,122,678
Software development costs	43,796,233	33,675,383
Furniture, fixtures and laboratory equipment	32,023,277	25,871,060
Leasehold improvements	53,157,508	44,957,303

	140,848,624	114,626,424
Less accumulated depreciation and amortization	(47,664,618)	(29,852,346)

	$93,184,006	$84,774,078

     Included in the above at December 31, 2002 and 2001 are gross assets under capital leases of approximately $75.4 million and $67.2 million respectively, and the related accumulated amortization at such dates is approximately $32.8 million and $20.4 million, respectively.

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Acquisitions/Investments

     On January 18, 2002, the Company completed its acquisition of Tamtron, part of the Company’s Information Services segment, for $25.9 million in cash, plus debt repayment of $651,000, as well as acquisition expenses of $2.6 million for a total purchase price of $29.2 million. Tamtron is a San Jose, California, based company whose flagship PowerPath® software is designed specifically to assist companies who provide surgical pathology, cytology and autopsy services (e.g. anatomic pathology) in streamlining operations and supporting multi-site or multi-entity healthcare networks. The source of funds for the acquisition was a combination of the Company’s available cash, as well as advances totaling $25 million under its amended credit facility (see Note 9).

     The acquisition has been accounted for under the purchase method, in accordance with SFAS 141, pursuant to which the purchase price is allocated to the underlying assets and liabilities based on their estimated fair values. The resulting goodwill from this transaction of $21.4 million will not be amortized, and intangibles of $11.0 million will be amortized over periods ranging from five to fifteen years. The following table reflects the allocation of the purchase price.

Cash	$580,341
Prepaid expenses and other current assets	151,406
Accounts receivables, net of allowance	907,284
Property and equipment, net of accumulated depreciation	555,244
Intangible assets – customer lists and acquired software	11,000,000
Goodwill	21,408,112
Acquired in process research & development	900,000
Current and other liabilities, including deferred revenue	(4,036,394)
Deferred tax liability, net	(2,261,934)

$29,204,059

     Tamtron’s current customer base includes more than 375 sites, including hospitals and academic medical centers around the country, which process over 5 million cases per year. Pro forma historical results (unaudited) for the year ended December 31, 2001, adjusted as if Tamtron had been acquired on January 1, 2001, were $173.1 million in revenue, $11.1 million in net income, which includes $900,000 in an acquired research and development charge and $0.66 in diluted earnings per share. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of January 1, 2001, nor are they necessarily indicative of future results. The 2002 results for the Company did not include 18 days of operations of Tamtron, but no pro forma is presented as the effect is not material.

     On August 31, 2001, the Company purchased certain assets of Innovative Clinical Solutions, Ltd. (“ICSL”), specifically, the ICSL oncology clinical studies network of more than 20 sites across the country for $2,783,171. The Company recorded goodwill of approximately $1.7 million related to the acquistion and approximately $1 million related to customer lists.

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Accrued Expenses

     Accrued expenses are comprised of the following as of December 31, 2002 and 2001 $ (in thousands):

	2002	2001
Salaries and related costs	$1,939	$3,203
Other accrued expenses	3,300	2,629
Customer deposits	618	—

	$5,857	$5,832

(8) Other Current Assets

Other current assets are comprised of the following as of December 31, 2002 and 2001 $ (in thousands):

	2002	2001
Supply inventory	$18,173	$12,586
Other current assets	3,519	2,483

	$21,692	$15,069

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Debt

Senior Secured Credit Facility

     In June 2001, the Company entered into a $50 million Senior Secured Credit Facility consisting of a five-year commitment for a $25 million revolving credit line and a $25 million 364-day facility intended for acquisitions. The credit facility syndicated by Fleet National Bank, which also acts as Agent for the lenders, replaced the Company’s previous $15 million unsecured line of credit that expired on June 28, 2001. In connection with the Tamtron acquisition, on January 18, 2002, the Company amended its original credit facility and converted its $25 million 364-day facility to a $28 million term loan. The term loan is to be repaid over a five-year period, with interest only payable for the first twelve months. Thereafter, the loan is payable in seventeen quarterly payments of principal plus interest, with principal payments of $4.9 million due quarterly in each of 2003, 2004, 2005 and 2006 and a final principal payment of $8.4 million due in 2007. Both the revolving credit line and the term loan currently bears interest at LIBOR plus 1.75%, which was approximately 3.2% at December 31, 2002. On October 18, 2002, the Company amended its Senior Secured Credit Facility to increase the availability under its revolving credit line from $25 million to $40 million. The amended credit facility continues to be syndicated by Fleet National Bank, which acts as agent for the lenders. Including the Company’s $28 million term loan, the credit facility after giving effect to the amendment is $68 million. As of December 31, 2002, the Company had $27.6 million outstanding under the revolving credit line and $28 million drawn down from the term loan. The Company had fully drawn against the term loan and had $12.4 million remaining available under the line of credit at December 31, 2002. The $27.6 million under the revolving credit line is due in full in 2006. In connection with the amended facility, the Company also amended certain debt covenants contained in the original facility.

     During the fourth quarter of 2002, the Company was non-compliant with one of the debt covenants under the Senior Secured Credit Facility. On March 31, 2003, the fourth quarter of 2002 debt covenants and certain future covenant calculations were amended and the Company was in compliance with the amended fourth quarter of 2002 covenants. The amended covenants also have the effect of excluding in 2003 the impact of the acclerated depreciation of $15 million of capitalized software expected in early 2003 (see note 17). In connection with the amendment, certain higher interest rates are to be charged on future borrowings (up to 0.50% higher). The covenants are principally related to current ratios, stockholders’ equity and debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratios.

     At December 31, 2002 and 2001, the fair value of the Company’s Senior Secured Credit Facility was estimated at $55.6 million and $19 million, respectively. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date.

     The process for estimating the collection of receivables involves significant assumptions and judgments. Receivables are presented on the balance sheet at net realizable value and include provision for contractual and other revenue allowances for differences between amounts billed and estimated receipts for services under third-party payor programs, including Medicare, Medicaid, and from non-contracted payors, and for bad debts as a result of a variety of factors. Management specifically analyzes accounts receivable and analyzes contractual and other revenue allowances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the Company’s customer payment terms when evaluating the adequacy of the contractual and other revenue allowances and allowance for doubtful accounts. The Company’s net accounts receivable balance was $69.0 million, net of the contractual and bad debt allowance reserves of $94.9 million as of December 31, 2002.

     Significant management judgment is required in determining these allowances. In the event that actual collections differ from these estimates, the Company may need to establish larger reserves which could materially impact the Company’s financial position and results of operations.

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

     The Company leases equipment pursuant to the terms of capital leases, which expire through 2006. The present value of future minimum lease payments for the capital leases are as follows:

Year ending December 31,	Capital leases
2003	$16,272,162
2004	12,337,858
2005	4,626,115
2006	995,561
2007	—
Thereafter	—

34,231,696

Amount representing interest
(rates range from 2.47% to 7.6%)	(2,074,185)

Total	$32,157,511

Less: Current Portion	14,918,386

Long Term Portion	$17,239,125

     The Company has lines of credit for financing equipment, leasehold improvements and hardware and software with various third party lenders in addition to its Secured Credit Facility. At December 31, 2002, the Company has several capital lease credit lines which aggregate to $80.9 million, of which $67.7 million has been drawn against. The leases have terms of 48 months at rates between the yield of 4-year treasury notes and the yield of 4-year treasury notes plus .35%.

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

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Treasury Stock

     In December 1998, the Company initiated a share buyback program to acquire up to $25.0 million worth of common stock. As of December 31, 1999, the Company had repurchased 1,897,300 shares of common stock for approximately $23.4 million. In January 2000, the Company initiated an additional $15.0 million buyback program. During January and February 2000, the Company repurchased an additional 298,000 shares of common stock for approximately $3.4 million. In May 2002, the Company repurchased 30,000 shares for approximately $650,000. This brought the total cost of shares repurchased since the inception of the plan to approximately $27.4 million. Approximately $12.6 million remains available for repurchase under the program.

(c) Long Term Incentive Plans

     The following long term incentive plans provide eligible employees non-qualified or incentive stock options, or both, to purchase shares of the Company’s common stock at no less than fair market value on the date of the grant. The stock options are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, as listed below in each plan description. All stock option plans are exercisable over a period not to exceed ten years.

     In April 1997, the Company adopted the IMPATH Inc. 1997 Long-Term Incentive Plan, which provides for granting to certain key employees of the Company, Directors and consultants, options to purchase up to 600,000 shares of common stock. Options granted are exercisable over a period not to exceed ten years and generally vest over four years. There were no options granted under this plan in 2002, 2001 or 2000.

     In June 1999, the Company adopted the IMPATH Inc. 1999 Long-Term Incentive Plan, which provides for granting to employees of the Company, Directors and consultants, options to purchase up to 600,000 shares of common stock. Options granted are exercisable over a period not to exceed ten years and generally vest over four years. There were no options granted under this plan in 2002 or 2001. Options to purchase 337,500 shares were granted under this plan in 2000.

     In June 2000, the Company adopted the IMPATH Inc. 2000 Long-Term Incentive Plan, which provides for granting to employees of the Company, Directors and consultants, options to purchase up to 1,600,000 shares of common stock. Options granted are exercisable over a period not to exceed ten years and generally vest over three years. During 2002, 2001 and 2000, grants under this plan totaled 653,000, 886,000 and 11,000, respectively.

     In July 2002, the Company adopted the IMPATH Inc. 2002 Long-Term Incentive Plan, which provides for granting to employees of the Company, Directors and consultants, options to purchase up to 2,500,000 shares of common stock. Options granted are exercisable over a period not to exceed ten years and generally vest over three years. During 2002, grants under this plan totaled 531,000 to employees and directors.

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of option activity during the years ended December 31, 2000, 2001 and 2002:

	Shares under options	Exercise Price range	Weighted average exercise price
Options outstanding at December 31, 1999	1,400,288	0.28-18.44	10.01
Granted	348,800	11.00-50.31	17.39
Exercised	(528,327)	0.28-16.75	9.04
Canceled	(36,555)	0.28-15.69	10.87

Options outstanding at December 31, 2000	1,184,206	1.27-50.31	12.51
Granted	886,400	29.59-61.88	38.78
Exercised	(344,421)	1.27-43.63	9.30
Canceled	(71,025)	11.00-61.88	25.38

Options outstanding at December 31, 2001	1,655,160	1.27-50.31	26.68
Granted	1,183,800	11.00-41.90	14.01
Exercised	(120,739)	1.75-36.75	11.92
Canceled	(157,093)	1.27-49.13	30.41

Options outstanding at December 31, 2002	2,561,128	$1.27-55.00	$21.20

     The weighted-average fair value of a stock option grant was $8.50, $28.78, and $12.13 per share for the years ended December 31, 2002, 2001, and 2000, respectively.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2002:

Range of exercise prices	Number outstanding at 12/31/02	Weighted average remaining contractual life	Weighted average exercise price	Number exerciseable at 12/31/02	Weighted average exercise price
$1.27-15.38	1,351,041	6.7 years	$11.45	765,077	$11.13
15.38-28.75	416,460	7.8 years	20.02	134,601	24.87
28.75-38.75	499,519	7.9 years	35.76	177,486	35.59
38.75-49.00	291,108	7.9 years	43.50	183,203	43.54
49.00-55.00	3,000	7.9 years	50.31	2,000	50.31

$1.27-55.00	2,561,128			1,262,367

     At December 31, 2002, the Company had 2,429,174 shares reserved for future option grants.

IMPATH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

During 2001, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”). Stock available for offerings may be authorized and unissued shares, treasury shares, or shares previously issued and reacquired by the Company. Any shares for which an offering to purchase expires or is terminated or canceled may again be made subject to offerings under the Purchase Plan. The Purchase Plan allows employees to purchase common stock of the Company, through payroll deductions of up to a maximum of 15% of their salaries, at 85% of the lesser of the price of the shares at the first or last day of the offering period, which will commence each January 1 and July 1. As of 2002 and 2001, 82,062 and 20,096 shares of common stock were purchased by eligible employees. The total number of shares of stock that may be purchased in offerings under the Purchase Plan can not exceed, in the aggregate, ten percent (10%) of the number of shares of stock outstanding on the last day of the Company’s fiscal year-end preceding the effective date of the Purchase Plan (subject to adjustment as set forth below). The aggregate number of shares of stock that may be purchased in offerings under the Purchase Plan, may be increased annually, on each January 1st beginning January 1, 2002 and ending January 1, 2011, by an amount equal to the lesser of: (i) ten percent (10%) of the increase, if any, in the number of shares of stock outstanding during the Company’s most-recently completed fiscal year; (ii) 50,000 shares or; (iii) such number of shares as determined by the Company’s Board of Directors, which number shall be less than (i) and/or (ii). The Purchase Plan meets the requirements of Section 423 of the Internal Revenue Code of 1986 and, based upon guidance in APB 25 and related interpretations, is considered a noncompensatory plan. Accordingly, the Company records no compensation expense for the Purchase Plan.

Shareholder’s Rights Plan

     On July 19, 2002, the Company announced that its Board of Directors has adopted a Stockholder Rights Plan (“Rights Plan”) designed to protect Company stockholders in the event of takeover activity that would deny them the full value of their investment.

     In adopting the Rights Plan, the Board declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock of the Company, payable to stockholders of record at the close of business on August 1, 2002. The rights will become exercisable only in the event, with certain exceptions, a person or group of affiliated or associated persons acquires 15% or more of the Company’s voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer, which if successfully consummated, would result in such person or group owning 15% or more of the Company’s voting stock. A stockholder who owns 15% or more of the Company’s voting stock as of July 19, 2002, will not trigger the provision unless the stockholder thereafter acquires an additional one percent or more of the outstanding stock. The rights will expire on July 19, 2012.

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) 401(k) Retirement Savings Plan

     Effective June 1, 1995, the Company adopted the IMPATH Inc. 401(k) Retirement Savings Plan (the “Plan”) benefiting certain employees. Employees who are over the age of 21 and have completed six months of service are eligible for voluntary participation in the Plan. Employees may contribute 1% to 20% of their total salaries on a before tax basis, and the Company will match up to 50% of the first 4% of employee contributions. Effective January 1, 2001 all employees over the age of eighteen are allowed to participate in the 401(k) plan on the first day of hire and they are immediately 100% vested. Employer contributions, which are cash only, for the years ended December 31, 2002, 2001 and 2000 were $879,764, $730,427 and $352,902, respectively.

(12) Income Taxes

        The components of the provision for income taxes for 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Current:
Federal	$353,898	$5,995,899	$8,897,348
State and local	112,378	2,789,574	3,170,924

	466,276	8,785,473	12,068,272

Deferred:
Federal	4,682,136	(70,123)	(2,103,492)
State and local	2,770,070	(248,207)	(243,644)

	7,452,206	(318,330)	(2,347,136)

	$7,918,482	$8,467,143	$9,721,136

IMPATH INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax components at December 31, 2002 and 2001 are as follows:

	2002	2001
Assets:
Accounts receivable reserves	$2,591,052	$5,227,139
Deferred compensation	1,180,853	974,426
Deferred revenue	398,947	144,525
Net Operating Loss carry-forward from acquisition of Tamtron	1,317,145	—
General business credit carry-forward from acquisition of Tamtron	557,409	—

	6,045,406	6,346,090
Liabilities:
Intangible assets—acquisitions	(5,872,237)	(1,603,577)
Depreciation	(7,487,031)	(2,832,177)
Software development costs from the acquisition of Tamtron	(383,401)	—
Other	(231,986)	(127,446)

	(13,974,655)	(4,563,200)

Deferred tax assets/(liability), net	$(7,929,249)	$1,782,890

     In assessing the relizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, certain limitations on the utilization of operating loss carry-forwards and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, by jurisdiction, over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of the amount of the deferred tax asset considered realizable; however, the amount could be reduced if estimates of future taxable income during the carry-forward period are reduced.

     A reconciliation of the Federal statutory income tax rate to the effective tax rate for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal income tax benefit	9.0	8.5	8.0
Other	(1.0)	—	—

	43.0%	43.5%	43.0%

     The Company recognized a tax benefit for stock options exercised as a reduction in taxes payable and a corresponding increase in additional paid-in capital totaling $202,151 in 2002, $1,620,591 in 2001 and $4,358,777 in 2000, respectively.

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13) Goodwill and Intangible Assets

     During the course of the Company’s strategic review for the quarter ended March 31, 2002, it was determined that the Company would no longer offer certain products based on technology which was purchased from Biologic & Immunologic Science Laboratories, Inc. (“BIS”), an acquisition that was completed in July 1998. As a result, the Company recorded a goodwill write-down of $3,200,000, which eliminated all remaining goodwill from the BIS acquisition. The goodwill impairment was necessitated by the Company’s decision to completely discontinue the BIS product offering. Additionally, the Company recorded a charge of $2,300,000 to account for severance and related costs, some of which remain to be settled, as well as an increase in allowances for bad-debt expenses related to those accounts the Company will no longer be servicing.

     The Company’s pro forma basic and diluted earnings per share for the year ended December 31, 2001 assuming the Company adopted Statement 142 at the beginning of fiscal 2001 would have been $0.73 and $0.70 per share respectively versus $0.69 and $0.66 per share respectively as reported, had amortization expense of $684,000 net of tax, not been reported during the year. Net income would have been $11.7 million. In 2000, net income would have been $13.6 million and earnings pro forma basic and diluted per share would have been $.88 and $.84 respectively, versus $.83 and $.80. The aggregate acquired intangible asset amortization for the year ended December 31, 2002 was approximately $2,740,000. The estimated acquired intangible asset amortization expense for the fiscal years ended December 31, 2002 through 2005 is approximately $2.7 million per year.

(in $ millions)	IMPATH Physician Services	IMPATH Predictive Oncology	IMPATH Information Services	Total
Balance at December 31, 2001	$4.2	$10.8	$10.5	$25.5

Write-off of goodwill related to the
discontinuance of BIS	(3.2)			(3.2)

Payment of contingent amounts payable for
the BCP acquisition		2.8		2.8

Acquisition of Tamtron			21.4	21.4

Balance at December 31, 2002	$1.0	$13.6	$31.9	$46.5

     The table below reconciles the change in the carrying amout of goodwill for the reporting units for the period December 31, 2001 to December 2002.

     Payments to acquire tissue and tumor samples for use in GeneBank have been classified as an intangible asset and totals $18,310,000 and $5,023,000 as of December 31, 2002 and 2001 respectively. GeneBank is being amortized using the straight-line method over its estimated useful life of seven years, as such, amortization in future years of the balance existing at December 31, 2002 is estimated at $2.6 million per year.

(14) Related Party Transaction

     The Company paid $169,000, $153,000 and $138,000 in the years ended December 31, 2002, 2001 and 2000, respectively, to a Director who also performs certain consulting services for the Company.

     Dr. Anu Saad and the Board agreed to the resignation of Dr. Saad effective February 10, 2003, following a review of her expense reports, which was led by IMPATH’s Audit Committee.

(15) Segment and Geographic information

     SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information,” established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to stockholders.

(a) Segment Information

     The Company operates in three reportable business segments: (1) IMPATH Physician Services, (2) IMPATH Predictive Oncology and (3) IMPATH Information Services. Physician Services derives revenue from performing specialized cancer analyses. IPO provides (i) contract laboratory services, (ii) cancer database and pharmacoeconomic information and (iii) clinical trial support services to genomics, biotechnology and pharmaceutical companies. Information Services derives revenues by licensing its tumor registry software to community hospitals and state agencies and provides pathology information management software, which is licensed to hospitals and academic medical centers around the country. The Company measures the performance of its operating segments through “Income (loss) from operations” as defined on the accompanying consolidated statements of operations.

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in Thousands)	Total IMPATH Inc	IMPATH Physician Services	IMPATH Predictive Oncology	IMPATH Information Services

2002
Revenue	188,123	153,037	22,362	12,724
Operating income (loss)	21,973	20,684	3,634	(2,345)
Total assets	286,205	195,076	49,332	41,797
Depreciation and
amortization	24,741	19,241	3,878	1,622

2001
Revenue	163,290	142,446	16,121	4,723
Operating income	21,354	19,664	1,453	237
Total assets	236,764	188,009	32,553	16,202
Depreciation and
amortization	15,906	12,942	1,833	1,131

2000
Revenue	122,821	108,824	9,539	4,458
Operating income (loss)	20,248	22,043	(2,003)	208
Total assets	196,773	165,280	15,427	16,066
Depreciation and
amortization	10,730	8,982	586	1,162

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

(c) Major Customers

     Physician Services typically bills third-party payors, such as private insurance plans, managed care plans and Medicare, as well as hospitals. IPO bills pharmaceutical companies and Information Services bills community hospitals and state agencies. The Company’s largest client is Medicare. This client accounted for 32%, 27%, and 29% of the Company’s Physician Services’ revenue in fiscal years 2002, 2001, and 2000, respectively. The Company receives reimbursement through Medicare for individual patient accounts. No other customer accounted for 10% or more of the Company’s total revenue in fiscal years 2002, 2001, and 2000.

(d) Concentration of Revenue

     During 2002, 2001 and 2000, the Company received the following estimated percentages of its IMPATH Physician Services revenues for diagnostic and prognostic services from the respective payors identified below:

	Year Ended December 31,
Payor	2002	2001	2000
Hospitals	14%	12%	15%
Private insurance/managed care	51	57	51
Medicare	32	27	29
Individual patients	3	4	5

Total	100%	100%	100%

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16) Commitments and Contingencies

     At December 31, 2002 minimum rental commitments under non-cancelable operating leases which primarily related to real estate are as follows

Year ending December 31,	Operating leases
2003	$4,692,858
2004	4,074,307
2005	3,626,957
2006	3,316,531
2007	3,276,600
Thereafter	7,990,393

26,977,646

For the years 2002, 2001 and 2000, rent expense was $4.3 million, $3.5 million and $2.8 million, respectively.

      As a provider of healthcare-related services, the Company is subject to extensive and frequently changing federal, state and local laws governing licensure, reimbursement, financial relationships, referrals, conduct of operations and other aspects of the Company’s business. In recent years, the federal government has expanded its investigative and enforcement activities relating to the billing of government programs, such as Medicare and Medicaid, by laboratories and other healthcare providers. In January 2000, the Company was notified that the U.S. Attorney’s Office for the Southern District of New York was investigating certain of the Company’s billing practices. The Company subsequently settled with the government without any admission of wrongdoing and in turn received a release of all related claims. The settlement and related expenses amounted to $9.7 million and were included in selling, general and administrative expenses in the 2001 results of operations.

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

     Certain executive officers of the Company have entered into agreements which provide severance of up to one year’s salary in the event of termination without cause and provide for certain payments to the executive in the event of a change of control of the Company.

IMPATH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17) Subsequent Event

     In the first half of 2003, the Company plans to launch its automated PowerPath® software solution as the Company’s new laboratory information and billing system. The Company anticipates depreciating the remaining $15 million net capitalized software related to the old billing system over the remaining useful life, (expected to be only a few months).

(18) Quarterly Financial Data (unaudited) (dollars in thousands except per share data)

			Per Share of Common Stock Net Income/(loss)
Quarter	Revenues (1)	Net Income(Loss)	Basic	Diluted
2002
Fourth (2)	$50,391	$(930)	$(0.06)	$(0.06)
Third	47,688	5,029	0.31	0.31
Second	47,038	4,949	0.30	0.30
First	43,006	1,449	0.09	0.09

Total	$188,123	$10,497	$0.64	$0.63

2001
Fourth	$45,397	$4,812	$0.30	$0.29
Third	41,844	(2,158)	(0.13)	(0.13)
Second	40,493	4,305	0.27	0.26
First	35,555	4,032	0.25	0.24

Total	$163,289	$10,991	$0.69	$0.66

(1)	In the fourth Quarter of 2002, the Company recorded a $9.9 million adjustment to the carrying value of its December 31, 2002 net accounts, receivable balance after its detailed assessment or recent collection activities and certain other changes in its collection practices and policies. The adjustment after giving consideration to the new revenue classification approach was estimated to reduce net revenues by approximately $5 million and to increase bad debt expense by approximately $5 million.

(2)	In 2002, as described in Note 2, the Company made a decision to reclassify certain bad debt expense against net revenues. Amounts have been reclassified to conform to the annual presentation.

F-31 Financial Statement Schedule Schedule II-Valuation and Qualifying Accounts

	Balance at Beginning of Period	Provision for Contractual Allowance, Net	Write-Off of Previously Provided Accounts	Balance at End of Period
Year Ended December 31, 2002
Contractual Allowance	$58,588,571	$125,170,721	$105,862,532	$77,896,760
Year Ended December 31, 2001
Contractual Allowance	$39,378,731	$85,868,390	$66,658,550	$58,588,571
Year Ended December 31, 2000
Contractual Allowance	$23,828,466	$65,176,467	$49,626,202	$39,378,731

	Balance at Beginning of Period	Provision for Doubtful Accounts, Net	Write-Off of Previously Provided Accounts	Balance at End of Period
Year Ended December 31, 2002
Allowance for Doubtful Accounts	$10,189,646	$13,353,499	$6,485,009	$17,058,136
Year Ended December 31, 2001
Allowance for Doubtful Accounts	$6,818,100	$7,065,535	$3,693,989	$10,189,646
Year Ended December 31, 2000
Allowance for Doubtful Accounts	$4,166,970	$5,924,446	$3,273,316	$6,818,100

F-32

ITEM 6. Exhibits Index

(INDEX TO EXHIBITS)

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, (incorporated by reference to Exhibit 4.1 filed with the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 000-27750))

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 4(b) filed with the Registration Statement on Form S-8 (File No. 333-96867))

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 8-A filed on August 5, 2002 (File No. 000-27750)

4.1	Rights Agreement dated July 19, 2002 by and between IMPATH Inc. and American Stock Transfer Trust Company, as Rights Agent (incorporated by reference to the exhibit of the same number filed with Current Report on Form 8-K filed July 19, 2002 (File No. 000-27750)).

10.10	1989 Stock Option Plan (incorporated by reference to the exhibit of the same number filed with the Registration Statement on Form S-1 of IMPATH Inc. (File No. 33-98916)).

10.11	Form of Indemnification Agreement with directors (incorporated by reference to the exhibit of the same number filed with the Registration Statement on Form S-1 of IMPATH Inc. (File No. 33-98916)).

10.13	Letter Agreement dated December 12, 1997 between Anu D. Saad, Ph.D., and IMPATH Inc. (incorporated by reference to the exhibit of the same number filed with the Annual Report on Form 10-K for the year ended December 31, 1997. (File No. 000-27750))

10.17	Letter Agreement dated December 12, 1997 between Richard P. Adelson and IMPATH Inc. (incorporated by reference to the exhibit of the same number filed with the Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-27750))

10.18	1997 Long Term Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement of IMPATH Inc. dated April 25, 1997 (File No. 000-27750))

10.19	Agreement of Lease dated as of June 26, 1997 between International Flavors & Fragrances Inc. and IMPATH Inc. (incorporated by reference to the exhibit of the same number filed with the Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-27750))

10.20	1999 Long Term Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement of IMPATH Inc. dated April 30, 1999 (File No. 000-27750))

10.21	2000 Long Term Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement of IMPATH Inc. dated April 28, 2000 (File No. 000-27750))

10.22	Letter Agreement dated January 1, 2001 between Richard C. Rosenzweig and IMPATH Inc. (incorporated by reference to the exhibit of the same number filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-27750))

1

10.23	Letter Agreements dated September 28, 1999 and October 1, 1999 between James B. Douglass and IMPATH Inc. (incorporated by reference to the exhibit of the same number filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-27750))

10.24	Amendment to 1997 Long Term Incentive Plan (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-27750))

10.25	Amendment to 1999 Long Term Incentive Plan (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-27750))

10.26	Amendment to 2000 Long Term Incentive Plan (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-27750))

10.27	Agreement and Plan of Merger by and among Tamtron Corporation, Warwick Acquisition Corp. and IMPATH Inc. dated as of January 7, 2002 (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K dated January 18, 2002 (File No. 000-27750))

10.28	Credit Agreement dated as of June 4, 2001 among IMPATH Inc., IMPATH Predictive Oncology, Inc., IMPATH-BIS Inc., Medical Registry Services, Inc., IMPATH-BCP Inc., IMPATH HDC, Inc. IMPATH Information Services, Inc., and Fleet National Bank. (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-27750))

10.29	First Amendatory Agreement to Credit Agreement dated as of September 30, 2001, by and among, IMPATH Predictive Oncology, Inc., IMPATH-BIS Inc., Medical Registry Services, Inc., IMPATH-BCP Inc., IMPATH-PCRL, Inc., IMPATH HDC, Inc. IMPATH Information Services, Inc., and Fleet National Bank. (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-27750)

10.30	Second Amendatory Agreement To Credit Agreement dated as of January 16, 2002, by and among, IMPATH Predictive Oncology, Inc., IMPATH-BIS Inc., Medical Registry Services, Inc., IMPATH-BCP Inc., IMPATH-PCRL, Inc., IMPATH HDC, Inc. IMPATH Information Services, Inc., and Fleet National Bank. (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-27750))

2

10.31	2002 Long Term Incentive Plan (incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 (File No. 333-96867))

10.32	Change-of-Control Agreement, dated August 7, 2002, by the Registrant and Richard P. Adelson (incorporated by reference to the exhibit of the same number filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-27750))

10.33	Third Amendatory Agreement to Credit Agreement, Joinder and Assignment Agreement dated as of October 17, 2002 by and among IMPATH Inc., IMPATH Predictive Oncology, Inc., IMPATH-BIS Inc., Medical Registry Services, Inc., IMPATH-BCP, Inc., IMPATH-PCRL Inc., IMPATH-HDC, Inc., IMPATH Information Services Inc., Tamtron Corporation, IMPATH-CSL Inc., Fleet National Bank, The Bank of New York, Key Corporate Capital Inc.., Bank Leumi USA, and Fleet National Bank, as agent (incorporated by reference to the exhibit of the same number filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-27750))

10.34.	Letter Agreement dated September 26, 2002 between James V. Agnello and IMPATH Inc. (incorporated by reference to the exhibit of the same number filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-27750))

*10.35.	Letter Agreement dated December 30, 2002, between Richard C. Rosenzweig and IMPATH Inc.

*10.36:	Letter Agreement dated February 11, 2003 between Carter H. Eckert and IMPATH Inc.

*10.37	Fourth Amendatory Agreement to Credit Agreement dated as of March 31, 2003, by and among IMPATH Inc., IMPATH Predictive Oncology, Inc., IMPATH-BIS Inc., Medical Registry Services, Inc., IMPATH-BCP Inc., IMPATH-PCRL, Inc., IMPATH HDC, Inc. IMPATH Information Services, Inc., Tamtron Corporation, IMPATH-CSL Inc., Fleet National Bank, The Bank of New York, Key Corporate Capital Inc. and Bank Leumi USA.

*23	Consent of KPMG

*24	Power of Attorney (see “Power of Attorney” in Form 10-K)

*99.1	Certification of Carter H. Eckert, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification of James V. Agnello, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herwith

3

CERTIFICATIONS

I, Carter H. Eckert, certify that:

1.	I have reviewed this annual report on Form 10-K of IMPATH Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003 By /s/ CARTER H. ECKERT —————————————— Carter H. Eckert Chairman of the Board of Directors and Chief Executive Officer 6 I, James V. Agnello, certify that:

1.	I have reviewed this annual report on Form 10-K of IMPATH Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003 By /s/ JAMES V. AGNELLO —————————————— James V. Agnello Chief Financial Officer and Senior Vice President 7