Form 10-K/A
period 2002-12-31
IMPATH INC
filed 2003-05-05
CIK 1003114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

      Aggregate market value as of June 30, 2002....................$293,114,130

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes |X|  No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Common Stock, $.005 par value, as of February 28, 2003..........16,465,472

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated: 2003 Proxy Statement--Part III

                                Explanatory Note

      This amendment to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "Form 10-K") is being filed in order to revise certain quarterly revenue numbers reported in Note 18 to the Consolidated Financial Statements of the registrant. Note 18 to the 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following:

(18)  Quarterly Financial Data (unaudited)

                                                                                          Per share of
                                                                                          common stock
    ($ in thousands except per share data)                                             net income/(loss)
                                                                         Net
     Quarter                                      Revenues(2)       income/(loss)       Basic      Diluted
     -------                                      -----------       -------------       -----      -------
     2002
     Fourth (1)................................      $ 46,491           $  (930)       $(0.06)      $(0.06)
     Third.....................................        49,188             5,029          0.31         0.31
     Second....................................        48,438             4,949          0.30         0.30
     First.....................................        44,006             1,449          0.09         0.09
                                                     --------           -------        ------       ------
          Total................................      $188,123           $10,497        $ 0.64       $ 0.63
                                                     ========           =======        ======       ======
     2001
     Fourth....................................      $ 45,397            $4,812        $ 0.30       $ 0.29
     Third.....................................        41,844            (2,158)        (0.13)       (0.13)
     Second....................................        40,493             4,305          0.27         0.26
     First.....................................        35,555             4,032          0.25         0.24
                                                     --------           -------        ------       ------
          Total................................      $163,289           $10,991        $ 0.69       $ 0.66
                                                     ========           =======        ======       ======

(1) In the fourth quarter of 2002, the Company recorded a $9.9 million adjustment to the carrying value of its December 31, 2002 net accounts receivable balance after its annual detailed assessment of recent collection activities and certain other changes in its collection practices and policies. The adjustment, after giving consideration to the revenue classification approach, was estimated to reduce net revenues by approximately $5 million and to increase bad debt expenses by approximately $5 million.

(2) In 2002, as described in Note 2, the Company made a decision to reclassify certain amounts previously classified as bad debt expense against net revenues. Amounts have been reclassified in each of the above periods to conform with the annual presentation.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IMPATH Inc.

Dated: May 1, 2003                       By   /S/ RICHARD C. ROSENZWEIG
                                             -----------------------------
                                                Richard C. Rosenzweig
                                             Secretary and General Counsel

                               (INDEX TO EXHIBITS)

  Exhibit
  Number                          Description

    23                          Consent of KPMG