Form 10-Q
period 2003-03-31
IMPATH INC
filed 2003-05-12
CIK 1003114

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2003

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

Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                            OUTSTANDING AT MARCH 31, 2003
-----                                            -----------------------------
Common Stock, par value                                   16,447,776
$.005 per share

                                      Index

                          IMPATH Inc. and Subsidiaries


                                                                     PAGE NUMBER
                                                                     -----------

PART I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited):

        Consolidated Balance Sheets at March 31, 2003
        and December 31, 2002..................................................3

        Consolidated Statements of Operations for the Three  ..................4
        Months Ended March 31, 2003 and 2002

        Consolidated Statement of Stockholders' Equity for the
        Three Months Ended March 31, 2003......................................5

        Consolidated Statements of Cash Flows for the Three
        Months Ended March 31, 2003 and 2002...................................6

        Notes to Consolidated Financial Statements.............................7

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations......................18

Item 3. Quantitative and Qualitative Disclosures About Market Risk............22

Item 4. Controls and Procedures...............................................22

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K......................................23

Signatures and Certification..................................................24

Part I.  Financial Information

              Item 1. Consolidated Financial Statements (Unaudited)

                          IMPATH INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2003 and December 31, 2002

                                                                                                          2003             2002
                                                                                                     -------------    -------------
                                              Assets
Current assets:
     Cash and cash equivalents .................................................................     $   2,951,163    $   1,023,788
     Marketable securities .....................................................................         2,745,966        4,805,251
       Accounts receivable, net of allowance for doubtful accounts of $11,458,161
       in 2003 and $17,058,136 in 2002 .........................................................        78,810,545       69,033,544
     Prepaid expenses ..........................................................................         2,364,174        2,434,243
     Prepaid taxes .............................................................................         6,559,274        1,684,284
     Deferred tax assets .......................................................................         6,045,406        6,045,406
     Other current assets ......................................................................        22,632,161       21,691,678
                                                                                                     -------------    -------------
              Total current assets .............................................................       122,108,689      106,718,194
                                                                                                     -------------    -------------
Fixed assets, less accumulated depreciation and amortization ...................................        75,273,386       93,184,006
Deposits and other non-current assets ..........................................................           530,946          537,032
Goodwill .......................................................................................        46,540,632       46,540,632
Intangible assets, net of accumulated amortization of $10,448,584 in 2003 and $8,936,460 in 2002        39,166,737       39,224,709
                                                                                                     -------------    -------------
              Total assets .....................................................................     $ 283,620,390    $ 286,204,573
                                                                                                     =============    =============

                               Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of capital lease obligations ..............................................     $  12,767,610    $  14,918,386
     Short term borrowings .....................................................................         4,900,000        4,900,000
     Accounts payable ..........................................................................         7,002,718        6,246,275
     Deferred revenues .........................................................................         4,369,158        3,982,427
     Accrued expenses ..........................................................................         5,443,899        5,857,077
                                                                                                     -------------    -------------
              Total current liabilities ........................................................        34,483,385       35,904,165
                                                                                                     -------------    -------------
Capital lease obligations, net of current portion ..............................................        16,482,780       17,239,125
Notes payable, net of current portion ..........................................................        56,475,000       50,700,000
Deferred tax liabilities .......................................................................        13,974,655       13,974,655
Commitments and contingencies
Stockholders' equity:

     Common stock, $.005 par value, authorized 70,000,000 shares; 18,687,252 and
       18,609,380 shares issued in 2003 and 2002, respectively; 16,447,776 and
       16,369,904 shares outstanding
       in 2003 and 2002, respectively ..........................................................            93,436           93,047
     Additional paid-in capital ................................................................       141,266,337      141,009,994
     Retained earnings .........................................................................        48,282,345       54,722,932
     Accumulated other comprehensive loss ......................................................           (23,884)         (17,681)
                                                                                                     -------------    -------------
                                                                                                       189,618,234      195,808,292
     Less:
       Cost of 2,239,476 and 2,239,476 shares of common stock held in treasury in
           2003 and 2002, respectively .........................................................       (27,402,470)     (27,402,470)
       Deferred compensation ...................................................................           (11,194)         (19,194)
                                                                                                     -------------    -------------
       Total stockholders' equity ..............................................................       162,204,570      168,386,628
                                                                                                     -------------    -------------
       Total liabilities and stockholders' equity ..............................................     $ 283,620,390    $ 286,204,573
                                                                                                     =============    =============

      See accompanying notes to unaudited consolidated financial statements

                          IMPATH Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended March 31
                                                        ---------------------------
                                                           2003               2002
                                                           ----               ----
Revenues:
     Net IMPATH Physician Services                     $ 39,243,346      $ 35,760,435
     IMPATH Predictive Oncology                           3,188,693         5,969,816
     IMPATH Information Services                          3,540,685         2,275,252
                                                       ------------      ------------
Total net revenues                                       45,972,724        44,005,503
                                                       ------------      ------------

Operating Expenses:
     Cost of services                                    17,696,489        16,500,282
     Selling, general and administrative                 16,564,149        15,449,554
     Depreciation and amortization                       21,859,466         7,924,981
     Acquired in process research & development                  --           900,000
                                                       ------------      ------------
     Total operating expenses                            56,120,104        40,774,817
                                                       ------------      ------------

                (Loss)/income from operations           (10,147,380)        3,230,686

     Interest Income                                         24,493           239,872
     Interest Expense                                    (1,176,388)         (928,676)
                                                       ------------      ------------

          Other expense, net                             (1,151,895)         (688,804)
                                                       ------------      ------------

     (Loss)/income before provision for income tax      (11,299,275)        2,541,882

Benefit (Provision) for income tax                        4,858,688        (1,093,009)
                                                       ------------      ------------
                Net (loss)/income                      $ (6,440,587)     $  1,448,873
                                                       ============      ============

(Loss)/earnings per share:
Basic:
     Net (Loss)/income per common share                $      (0.39)     $       0.09
                                                       ============      ============

     Weighted average common shares outstanding          16,384,000        16,228,000
                                                       ============      ============
Diluted:
     Net (Loss)/income per common share, assuming
          dilution                                     $      (0.39)     $       0.09
                                                       ============      ============

     Weighted average common and common equivalent
          shares outstanding, assuming dilution          16,384,000        16,854,000
                                                       ============      ============

See accompanying notes to unaudited consolidated financial statements

                          IMPATH INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2003



                                                   Common Stock          Additional
                                               -------------------        paid-in          Retained
                                               Shares       Amount        capital          earnings
                                               ------       ------      -------------      --------
Balance at December 31, 2002 ...........      18,609,380      $93,047     $141,009,994     $ 54,722,932
                                             ===========      =======     ============     ============

Common shares issued upon exercise of
   stock options .......................          77,872          389          256,343               --
Amortization of deferred
   compensation ........................              --           --               --               --
Comprehensive income:
Change in unrealized net depreciation of
   securities, after tax ...............              --           --               --               --
Net (loss) for the year ended
   March 31, 2003 ......................              --           --               --       (6,440,587)
                                             -----------      -------     ------------     ------------
Total comprehensive income .............
                                             -----------      -------     ------------     ------------
Balance at March 31, 2003 ..............      18,687,252      $93,436     $141,266,337     $ 48,282,345
                                             ===========      =======     ============     ============

                                                Accumulated
                                                   other
                                               comprehensive     Treasury         Deferred
                                                    loss           stock        compensation       Total
                                               -------------       -----        ------------       -----
Balance at December 31, 2002 ...........          $(17,681)     $(27,402,470)     $(19,194)     $ 168,386,628
                                                  ========      ============      ========      =============

Common shares issued upon exercise of
   stock options .......................                --                --            --            256,732
Amortization of deferred
   compensation ........................                --                --         8,000              8,000
Comprehensive income:
Change in unrealized net depreciation of
   securities, after tax ...............            (6,203)               --            --             (6,203)
Net (loss) for the year ended
   March 31, 2003 ......................                --                --            --         (6,440,587)
                                                  --------      ------------      --------      -------------
Total comprehensive income .............                                                           (6,446,790)
                                                  --------      ------------      --------      -------------
Balance at March 31, 2003 ..............          $(23,884)     $(27,402,470)     $(11,194)     $ 162,204,570
                                                  ========      ============      ========      =============

See accompanying notes to unaudited consolidated financial statements

                          IMPATH Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                     2003                   2002
                                                                                     ----                   ----
Cash flows from operating activities:
   Net (loss)/income ..................................................          $ (6,440,587)          $  1,448,873
   Adjustments to reconcile net income to net cash provided by operating activities:
      Acquired in Process R&D .........................................                    --                900,000
      Depreciation and amortization ...................................            21,859,466              7,924,981
      Provision for uncollectible accounts receivable .................             1,963,403              2,267,000
      Non-cash compensation ...........................................                 8,000                 33,813
      Changes in assets and liabilities (net of the effects from acquisitions of business):
        (Increase) in accounts receivable, net ........................           (11,740,403)            (3,806,051)
        (Increase) in prepaid expenses and other current assets .......              (870,414)            (2,141,880)
        (Increase)/decrease in deposits and other non-current assets ..              (321,131)               457,712
        Increase/(decrease) in accounts payable/accrued expenses ......               343,266                (67,893)
        (Decrease) in prepaid taxes ...................................            (4,874,990)            (2,418,714)
        Increase/(decrease) in deferred revenues ......................               386,731             (1,344,743)
                                                                                 ------------           ------------
             Total adjustments ........................................             6,753,928              1,804,225
                                                                                 ------------           ------------
Net cash provided by operating activities .............................               313,341              3,253,098
                                                                                 ------------           ------------

Cash flows from investing activities:
   (Purchases) of marketable securities ...............................              (410,678)            (3,389,135)
   Sales/maturities of marketable securities ..........................             2,463,760              4,652,507
   Acquisitions of businesses, net of cash acquired ...................                    --            (28,623,717)
   (Purchases) of intangible assets ...................................            (1,126,936)            (2,933,377)
   Capital expenditures ...............................................              (745,350)            (2,389,930)
                                                                                 ------------           ------------
Net cash provided by (used in) investing activities ...................               180,796            (32,683,652)
                                                                                 ------------           ------------

Cash flows from financing activities:
   Issuance of common stock ...........................................               256,732              1,039,565
   Proceeds from bank loans, net ......................................             5,775,000             33,600,000
   Payments of notes payable ..........................................                    --               (223,845)
   Payments of capital lease obligations ..............................            (4,598,494)            (3,521,487)
                                                                                 ------------           ------------
Net cash provided by financing activities .............................             1,433,238             30,894,233
                                                                                 ------------           ------------
Net increase in cash and equivalents ..................................             1,927,375              1,463,679
                                                                                 ------------           ------------
Cash and equivalents at beginning of period ...........................             1,023,788              5,854,628
                                                                                 ------------           ------------
Cash and equivalents at end of period .................................             2,951,163              7,318,307
                                                                                 ------------           ------------

See accompanying notes to unaudited consolidated financial statements.

                                   IMPATH Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

(1) Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.

      In the opinion of IMPATH Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial information for all periods presented. Results for the interim periods are not necessarily indicative of the results for an entire year and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete annual financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 2002.

(2) Certain Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Reclassifications

      Certain prior year balances have been reclassified to conform with the 2003 presentations.

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

      The Company is actively pursuing more contracted payor arrangements, which reflects an ongoing shift in its reimbursement model. In connection with the preparation of the 2002 consolidated financial statements, for non-contracted payors, the Company commenced recording as revenue only the estimated payments to be received from the payors. Previously, the Company had recognized revenue, for non-contracted payors, based on amounts billed at its standard billing rate with differences between these amounts and the amounts ultimately estimated to be collected recorded in bad debt expense. The receipts are received initially from the insurance carrier and when payments are made at a lower than invoiced amount, the Company attempts to collect the difference from the patient directly. The Company reclassified its historical consolidated financial statements for non-contracted payor allowances and for certain types of other disallowances for insurers and Medicare to show them as reductions in revenue instead of increases to bad debt expense in selling, general and administrative expense as it had done in the past. The amounts reclassified totaled $8.6 million for the quarter ended March 31, 2002.

      The Company records bad debt provisions which result from, among other things, estimates of non-collectible primary and co-pay amounts from patients and estimates of certain unpaid claims from payors from incorrect patient or insurance data. These allowances are also estimated and recorded at the date of the original service as bad debt expense in selling, general and administrative expenses.

      Revenue from IMPATH Predictive Oncology is recognized within the guidance contained in the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenues are recognized upon completion of analysis in accordance with the terms of the contract. In cases where the contract calls for the biological specimen to be shipped, revenue is recognized upon shipment of the biological material to the customer.

      Revenue from a portion of IMPATH Information Services is deferred and recognized on a straight-line basis over the term of the particular license agreement. The Company also utilizes the percentage of completion method (AICPA Statement of Position No. 81-1, "Accounting for Performance of Construction Type and Certain Production-Type Contracts") in order to recognize certain software revenue included in this segment, over the three-to-six month period of time for installation and acceptance testing and when collection of the resulting receivable is reasonably assured. Many of these license agreements also have support and maintenance components for which a specific payment is received in advance but is deferred and revenue is recognized on a straight-line basis over the term of such agreement.

Marketable Securities

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company's portfolio of securities is considered available for sale. Unrealized gains and losses for available for sale securities are recorded as an accumulated other comprehensive loss in stockholders' equity, net of related deferred taxes. Gains and losses on securities sold are based on the average cost method. At March 31, 2003, approximately $2.2 million of the securities mature in one to three years, all of which are corporate fixed income securities, and approximately $500,000 mature in more than three years (of which approximately $300,000 are corporate fixed income securities and $200,000 are municipal bonds.)

Accounts Receivable and Related Allowances

      The process for estimating the collection of receivables involves significant assumptions and judgments. Receivables are presented on the balance sheet at net realizable value and include provision for contractual and other revenue allowances for differences between amounts billed and estimated receipts for services under third-party payor programs, including Medicare, Medicaid, and from non-contracted payors, and for bad debts as a result of a variety of factors. Management specifically analyzes contractual and other revenue allowances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the Company's customer payment terms when evaluating the adequacy of the contractual and other revenue allowances and allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

      Significant management judgment is required in determining these allowances. In the event that actual collections differ from these estimates, the Company may need to establish larger reserves which could materially impact the Company's financial position and results of operations.

Inventories

        Inventories, which consist principally of supplies, are valued at the lower of cost (first in, first out method) or market, and are included in other current assets on the accompanying balance sheet.

Software Development Cost

        The Company, through its acquisition of Tamtron Corporation, now capitalizes certain software development costs incurred related to software developed for resale subsequent to the establishment of technological feasibility until the product is released for commercial use. Similarly, costs incurred to develop upgrades are capitalized until the upgrades are commercially released. Before technological feasibility has been established, the Company expenses all costs incurred for the product. These capitalized costs, which total approximately $1.2 million through March 31, 2003, will be amortized over the product's estimated life in the marketplace.

Intangible Assets

      Payments to acquire tissue and tumor samples for use in GeneBankTM have been classified as an intangible asset, with total purchases of $1.1 million for the three months ended March 31, 2003, resulting in a net balance of $16.9 million at March 31, 2003. GeneBank payments are being amortized using the straight-line method over its estimated useful life of seven years.

      The following disclosure presents certain information on the Company's acquired intangible assets as of March 31, 2003, and December 31, 2002. All intangible assets are amortized over their estimated useful lives, as indicated below, with no residual values.

                                                            Gross
      Acquired Intangible Assets                Useful      Carrying       Accumulated
            (In $ Thousands)                    Lives       Amount         Amortization    Net Balance
------------------------------------------------------------------------------------------------------
At March 31, 2003
Amortized acquired intangible assets:
   Technology                                   5 years        4,600          (1,115)         3,485
   Customer Lists                               15 years      24,349          (6,778)        17,571
                                                             -----------------------------------------
                                                              28,949          (7,893)        21,056
                                                             =========================================

At December 31, 2002
Amortized acquired intangible assets:
   Technology                                   5 years        4,600            (885)         3,715
   Customer Lists                               15 years      24,349          (6,228)        18,121
                                                             =========================================
                                                              28,949          (7,113)        21,836
                                                             =========================================

The aggregate intangible asset amortization, including Genebank, for the quarter ended March 31, 2003 was approximately $1.5 million. The estimated intangible asset amortization expense for the fiscal years ended December 31, 2003 through 2006 is approximately $6.2 million per year.

Goodwill

      In accordance with SFAS 142, "Goodwill and Other Intangible Assets," goodwill will no longer be amortized, but rather tested for impairment annually. In accordance with the provisions of SFAS 142, the Company assigned all goodwill to the Company's three reporting units, which are the same as the Company's reporting segments. Annually, the Company considers whether goodwill is impaired by comparing the carrying value of the reporting unit, including goodwill, to the fair market value of the reporting unit. The fair values of the reporting units are based on management estimates using discounted cash flow assumptions. Such estimates include a considerable amount of management judgment and there is potential for a material impact to the Company's financial position and result of operations in the event that such estimates significantly change.

      The Company performed its annual impairment test at December 31, 2002, upon completion and approval of the Company's financial operating plan for 2003. The impairment test indicated that no goodwill impairment existed as of that date.

Stock-Based Compensation

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" to account for its fixed plan stock options granted to employees and directors and for restricted stock grants. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price.

      SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The Company uses the fair value method of accounting for stock-based compensation to non-employees. Under the fair value-based method, compensation costs are measured based on the value of the award and is recognized over the vesting period. The Company recorded expense related to non-employee stock option grants, net of tax benefit, of $5,000 and $19,000 in the quarters ended March 31, 2003 and 2002, respectively.

      Had the Company elected to recognize compensation cost based on fair value of the employee stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net (loss)/income and net (loss)/income per common share would have decreased to the pro forma amounts indicated in the table below.

(dollars in thousands except per share amounts)                  March 31,      March 31,
                                                                 ---------      ---------
                                                                    2003          2002
                                                                    ----          ----
Net (loss)/income as reported                                    $  (6,441)     $   1,449
Less:
Pro forma after-tax impact of employee options at fair value        (1,183)        (1,108)
                                                                 ---------      ---------
Pro forma net (loss)/income adjusted                                (7,624)           341

Basic (loss)/earnings per share as reported                      $   (0.39)     $    0.09
Diluted (loss)/earnings per share as reported                    $   (0.39)     $    0.09

Pro forma basic (loss)/earnings per share                        $   (0.47)     $    0.02
Pro forma diluted (loss)/earnings per share                      $   (0.47)     $    0.02

      The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing calculation model. The following table outlines the assumptions used in the Black-Scholes model.

                                                                March 31,        March 31,
                                                                  2003              2002
                                                                  ----              ----
         Dividend yield                                            0.0%             0.0%
         Risk-free interest rate                                   3.0%             3.0%
         Expected option life in years                             7.0              7.0
         Expected volatility                                      46.0%            46.0%

      The weighted-average fair value of stock option grants was $9.40 and $17.59 for the quarters ended March 31, 2003 and 2002, respectively.

(3) Liquidity

      The Company's growth strategy in 2003 is anticipated to be financed through its current cash resources, existing third-party credit facilities, cash flows from operations or other strategic arrangements. The Company's 2003 planned expenditures include no cash payments for business acquisitions and decreased investment in capital expenditures and GeneBank purchases compared to 2002, the majority of which are discretionary and are not based on firm commitments. In terms of financing activities, the Company expects to need approximately $16 million to fund capital lease obligations and $5 million for debt service in 2003. Based on the Company's availability under its credit facility and its projected operating results (which include certain cost containment measures which have already begun to be implemented), it believes it will have adequate liquid resources at least through March 31, 2004. However, the Company will carefully monitor its liquidity situation through March 31, 2004 and if required, has the ability and intent, to further reduce planned discretionary investing activities. If needed, the Company also has availability of approximately $14.7 million in capital lease financing which could be used, if necessary, to assist in financing certain capital expenditures. The Company will require, over the longer term, new funding to continue its growth strategy and fund the Company's investment needs, including capital expenditures and other infrastructure costs. There may be circumstances, in addition, that would expand the Company's use of cash resources, specifically, acquisitions of businesses or technologies that could require additional liquidity. Because of the Company's short and long-term capital requirements, the Company may seek access to public or private debt, equity markets or other strategic arrangements. The Company may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or at terms acceptable to the Company. If funding is not available, the Company may have to limit its growth and expansion activities. If the Company obtains funds through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of its technologies or product candidates.

(4) Accounts Receivable and Related Allowances

      In accordance with GAAP and consistent with healthcare industry practices, the Company presents its accounts receivable at net realizable value. Net accounts receivable balances are comprised of the following as of March 31, 2003 and December 31, 2002:

                                            March 31, 2003    December 31, 2002
                                            --------------    -----------------

Gross accounts receivable ............       $ 171,048,297      $ 163,988,440
Allowance for doubtful accounts ......         (11,458,161)       (17,058,136)
Contractual allowance reserve ........         (80,779,591)       (77,896,760)
                                             -------------      -------------
                                             $  78,810,545      $  69,033,544
                                             =============      =============

      Bad debt expense for the quarters ended March 31, 2003 and 2002 totaled $2.0 million and $2.3 million, respectively.

(5) Recent Acquisition

      On January 18, 2002, the Company completed its acquisition of Tamtron Corporation, part of the Company's Information Services segment, for $25.9 million in cash, plus debt repayment of $651,000, as well as acquisition expenses of $2.6 million for a total purchase price of $29.2 million. Tamtron is a San Jose, California, based company whose flagship PowerPath(R) software is designed specifically to assist companies who provide surgical pathology, cytology and autopsy services (e.g. anatomic pathology) in streamlining operations and supporting multi-site or multi-entity healthcare networks. Tamtron's current customer base includes more than 375 sites, including hospitals and academic medical centers around the country, which process over 5 million cases per year. The source of funds for the acquisition was a combination of the Company's available cash, as well as advances totaling $25 million under its amended credit facility. The March 31, 2002 quarter results for the Company did not include 18 days of Tamtron operations, but no proforma is presented as the effect is not material.

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

         Cash                                                          $    580,341
         Prepaid expenses and other current assets                          151,406
         Accounts receivables, net of allowance                             907,284
         Property and equipment, net of accumulated depreciation            555,244
         Intangible assets - customer lists and acquired software        11,000,000
         Goodwill                                                        21,408,112
         Acquired in process research & development                         900,000
         Current and other liabilities, including deferred revenue       (4,036,394)
         Deferred tax liability, net                                     (2,261,934)
                                                                       ------------
                                                                       $ 29,204,059
                                                                       ============

(6) Debt

Senior Secured Credit Facility

      In June 2001, the Company entered into a $50 million Senior Secured Credit Facility consisting of a five-year commitment for a $25 million revolving credit line and a $25 million 364-day facility intended for acquisitions. The credit facility syndicated by Fleet National Bank, which also acts as agent for the lenders, replaced the Company's previous $15 million unsecured line of credit that expired on June 28, 2001. In connection with the Tamtron acquisition, on January 18, 2002, the Company amended its original credit facility and converted its $25 million 364-day facility to a $28 million term loan. The term loan is to be repaid over a five-year period, with interest only payable for the first twelve months. Thereafter, the loan is payable in seventeen payments of principal plus interest, with principal payments of $4.9 million due quarterly in each of 2003, 2004, 2005 and 2006 and a final principal payment of $8.4 million due in 2007. Both the revolving credit line and the term loan currently bear interest at LIBOR plus 2.0%, which was approximately 3.1% at March 31, 2003. On October 18, 2002, the Company amended its Senior Secured Credit Facility to increase the availability under its revolving credit line from $25 million to $40 million. The amended credit facility continues to be syndicated by Fleet National Bank, which continues to act as agent for the lenders. Including the Company's $28 million term loan, the credit facility after giving effect to the amendment is $68 million. As of March 31, 2003, the Company had $34.6 million outstanding under the revolving credit line and $28 million drawn down from the term loan. The Company had fully drawn against the term loan and had $5.4 million remaining available under the line of credit at March 31, 2003. The $34.6 million under the revolving credit line is due in full in 2006. In connection with the amended facility, the Company also amended certain debt covenants contained in the original facility. As of March 31, 2003, the Company is compliant with all debt covenants. The covenants are principally related to current ratios, stockholders equity, and debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios.

(7) Capital Leases

      The Company leases equipment pursuant to the terms of capital leases, which expire through 2007. The present value of future minimum lease payments (including those cancelable at the Company's option and subject to increases in the Consumer Price Index and real estate taxes) for the capital leases are as follows:

      For the twelve months ending March 31,                Capital leases
      --------------------------------------                --------------

      2004 ..........................................        $ 13,998,847
      2005 ..........................................          11,809,641
      2006 ..........................................           4,576,020
      2007 ..........................................             713,388
                                                             ------------
                                                               31,097,896
                                                             ============
      Amount representing interest
         (rates range from 2.47% to 7.6%) ...........          (1,847,506)
                                                             ------------

      Total .........................................        $ 29,250,390
                                                             ------------
      Less: Current Portion .........................          12,767,610
                                                             ------------
      Long Term Portion .............................        $ 16,482,780
                                                             ============

      The Company has lines of credit for financing equipment, leasehold improvements and hardware and software with various third party lenders in addition to its Senior Secured Credit Facility. At March 31, 2003, the Company has several credit lines which aggregate to $84.3 million, of which $69.6 million has been drawn against, of which $14.7 million in capital lease financing is available. The leases have terms of 48 months at rates between the yield of 4-year treasury notes and the yield of 4-year treasury notes plus .35%.

(8) Stockholder's Equity

      On July 19, 2002, the Company announced that its Board of Directors has adopted a Stockholder Rights Plan ("Rights Plan") designed to protect Company stockholders in the event of takeover activity that would deny them the full value of their investment.

      In adopting the Rights Plan, the Board declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock of the Company, payable to stockholders of record at the close of business on August 1, 2002. The rights will become exercisable only in the event, with certain exceptions, a person or group of affiliated or associated persons acquires 15% or more of the Company's voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer, which if successfully consummated, would result in such person or group owning 15% or more of the Company's voting stock. A stockholder who owns 15% or more of the Company's voting stock as of July 19, 2002, will not trigger the provision unless the stockholder thereafter acquires an additional one percent or more of the outstanding stock. The rights will expire on July 19, 2012.

(9) Earnings Per Common Share

      "Basic" (loss)/earnings per common share equals net (loss)/income divided by weighted average common shares outstanding during the period. "Diluted"
(loss)/earnings per common share equals net (loss)/income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options and warrants were exercised. Common stock equivalents that are anti-dilutive are excluded from diluted (loss)/earnings per common share. The number of anti-dilutive shares were 924,142 at March 31, 2003 and 319,887 at March 31, 2002.

      The following is a reconciliation of the shares used in calculating basic and diluted net (loss)/income per common share (all years have been split adjusted)(net income as reported is the numerator in each calculation):

                                                                          2003             2002
                                                                          ----             ----
      Weighted average common shares outstanding ..............        16,384,000      16,228,000
      Effect of diluted securities--options ...................                --         626,000
                                                                      -----------      ----------
      Weighted average common and common equivalent shares
         outstanding--including diluted effect ................         16,384,000      16,854,000
                                                                      ===========      ==========

      Basic (loss)/earnings per common share                               $(0.39)          $0.09
                                                                           ======           =====
      Diluted (loss)/earnings per common share                             $(0.39)          $0.09
                                                                           ======           =====

(10) Goodwill and Intangible Assets

      During the course of the Company's strategic review for the quarter ended March 31, 2002, it was determined that the Company would no longer offer certain products based on technology which was purchased from Biologic & Immunologic Science Laboratories, Inc. ("BIS"), an acquisition that was completed in July 1998. As a result, the Company recorded a goodwill write-down of $3,200,000, which eliminated all remaining goodwill from the BIS acquisition. The goodwill impairment was necessitated by the Company's decision to completely discontinue the BIS product offering. Additionally, the Company recorded a total charge of $2,300,000 to account for severance and related costs, as well as an increase in allowances for bad-debt expenses related to those accounts the Company will no longer be servicing.

      The aggregate intangible asset amortization, including Genebank, for the quarter ended March 31, 2003 was approximately $1.5 million. The estimated intangible asset amortization expense for the fiscal years ended December 31, 2003 through 2006 is approximately $6.2 million per year.

      The table below reflects that there have been no changes in the carrying amount of goodwill, by reporting units, for the period from December 31, 2002 to March 31, 2003.

                                                       IMPATH            IMPATH             IMPATH
                                                     Physician         Predictive         Information
                 (in $millions)                       Services          Oncology           Services          Total
                 --------------                       --------          --------           --------          -----
          Balance at December 31, 2002                  $1.0              $13.6               $31.9           $46.5
                                                        ----              -----               -----           -----

             Balance March 31, 2003                     $1.0              $13.6               $31.9           $46.5
                                                        ----              -----               -----           -----

(11) Segment information

      The Company operates in three reportable business segments: (1) IMPATH Physician Services, (2) IMPATH Predictive Oncology ("IPO") and (3) IMPATH Information Services. Physician Services derives revenue from performing specialized cancer analyses. IPO provides (i) contract laboratory services, (ii) cancer database and pharmacoeconomic information and (iii) clinical trial support services to genomics, biotechnology and pharmaceutical companies. Information Services derives revenues by licensing its tumor registry software to community hospitals and state agencies and provides pathology information management software, which is licensed to hospitals and academic medical centers around the country. The Company measures the performance of its operating segments through "Income (loss) from operations" as defined on the accompanying consolidated statements of operations.

                                               IMPATH             IMPATH            IMPATH
 Three Months Ended         Total              Physician          Predictive        Information
($ in Thousands)            IMPATH Inc.        Services           Oncology          Services
-----------------------------------------------------------------------------------------------
2003
Revenue, net                $ 45,973           $ 39,243           $ 3,189           $ 3,541
Operating (loss) income     $(10,147)          $ (8,334)          $(1,573)          $  (240)
Depreciation and
Amortization                $ 21,859           $ 19,657           $ 1,285           $   917
-----------------------------------------------------------------------------------------------
2002
Revenue, net                $ 44,005           $ 35,760           $ 5,970           $ 2,275
Operating income (loss)     $  3,231           $  3,633           $ 1,374           $(1,776)
Depreciation and
Amortization                $  7,925           $  6,921           $   857           $   147
-----------------------------------------------------------------------------------------------

(12) Commitments and Contingencies

      At March 31, 2003 minimum rental commitments under non-cancelable operating leases which primarily related to real estate are as follows

      For the twelve months ending March 31,                 Operating leases
      --------------------------------------                 ----------------
      2004 .....................................               $ 4,697,043
      2005 .....................................                 4,059,412
      2006 .....................................                 3,638,529
      2007 .....................................                 3,260,193
      2008 .....................................                 3,282,876
      Thereafter ...............................                 7,171,559
                                                               -----------
                                                               $26,109,612
                                                               ===========

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

      Certain executive officers of the Company have entered into agreements which provide severance of up to one year's salary in the event of termination without cause and provide for certain payments to the executive in the event of a change of control of the Company.

(13) Other Matters

Billing System Write Down

      During the first quarter of 2003, the Company launched its automated PowerPath(R) software solution as the Company's new laboratory information and billing system. Upon implementation of the new system, the Company recorded a pre-tax non-cash charge of approximately $15.3 million to accelerate the write-off of the undepreciated capitalized software associated with the Company's former billing software.

PCRL Discontinuance

      Effective March 14, 2003, IMPATH Inc. (the "Company") began the process of discontinuing its non-core, regional histology services product offering, and is transferring certain services to its Los Angeles laboratory. As a result of this decision, the Company will be closing its Cypress, California facility. This closure will result in a workforce reduction of approximately 80 employees. The costs associated with the closure are expected to be approximately $2 million to $2.5 million consisting primarily of existing leasehold improvements, laboratory supplies and severance costs. The Company expects to incur these costs during the second quarter of the year. The Cypress facility is expected to be fully closed on or about May 13, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This Quarterly Report on Form 10-Q may contain statements that the Company believes are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as the Company "believes," "expects," "anticipates," "intends," "plans," "foresees" or other similar words or phrases. Similarly, statements that describe the Company's projected growth and goals and its plans for expansion also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties, many of which are outside of management's control, and which could cause the Company's actual results to differ materially from those contemplated by the relevant forward-looking statement. Some of the most significant factors that could cause the actual results to differ materially from the forward-looking statement, alone or in combination, would be the failure to continue to successfully integrate the businesses acquired by the Company, unanticipated disagreements with the Company's joint venture or other partners, unanticipated changes in the healthcare industry (as a result of cost containment measures, changes in governmental regulation, including reimbursement programs and patient confidentiality issues, or other factors), an inability to procure consented, well-characterized tissue specimens, an inability to successfully integrate the Company's new laboratory and billing system, the adverse effect of any legal proceedings involving the Company, an unanticipated failure in the commercialization of the Company's biopharmaceutical products, or an unanticipated loss of business. In addition, the September 11, 2001 terrorist attacks and change in international political conditions as a result of these events may continue to affect the United States and the global economy and increase other risks. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this filing on Form 10-Q are made only as of the date of this filing and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Three Months Ended March 31, 2003
Compared with Three Months Ended March 31, 2002

      The Company's total net revenues for the three months ended March 31, 2003 and 2002 were $46.0 million and $44.0 million, respectively, representing an increase of $2.0 million, or 4.5%, in 2003. Physician Services net revenue and associated case volume was adversely impacted by severe weather conditions in January and February. Utilizing PowerPath(R), case volume for the quarter increased 2% from the year ago period. Lymphoma/leukemia analyses continue to be the Company's fastest growing products with an increase in case volume of 19% quarter over quarter. IPO revenues decreased 46.7% to $3.2 million, from $6.0 million in the year ago quarter, primarily due to a slowed spending pattern in the industry and revenue variability from reliance on fee for service contracts. IMPATH Information Services revenues increased 52% to $3.5 million up from $2.3 million in 2002 primarily due to the acquisition of Tamtron, as well as the exclusion of prior year accounting entries which decreased the revenue recognition in the first quarter of 2002.

      Cost of services, which represents costs associated with the transportation and testing of specimens, for the three months ended March 31, 2003 and 2002 were $17.7 and $16.5 million respectively, representing an increase of $1.2 million, or 7.3% in 2003. The increase in cost of services was primarily attributable to increased employee compensation related to the training and implementation of the Company's PowerPath laboratory and billing information system as well as increased supply costs related to more complex cases. Additionally, cost of services in 2002 included a charge in the first quarter of $1.0 million associated with the discontinuation of certain non-core products from BIS. As a percentage of the total net revenues, cost of services were 38.5% in 2003 as compared to 37.5% in 2002.

      Selling, general and administrative expenses, which represent costs associated with the sales and marketing force, the billing operations, bad debt, and general administration, for the three months ended March 31, 2003 and 2002 were $16.6 million and $15.5 million, respectively, representing an increase of $1.1 million, or 7.1%, in 2003. The increase is primarily attributable to employee compensation related to the training and implementation of the Company's PowerPath laboratory and billing information system as well as increased malpractice insurance costs associated with increased rates in 2003. Included in the 2002 selling general and administrative expenses is a charge of $1.3 million associated with the discontinuation of the certain non-core products from BIS. As a percentage of the total net revenues, selling general and administrative expenses were 36.1% in 2003 as compared to 35.2% in 2002.

      Depreciation and amortization expense for the three months ended March 31, 2003 and 2002 was $21.9 million and $7.9 million, respectively, representing an increase of $14.0 million in 2003. This increase was primarily due to a $15.3 million charge to accelerate the write-off of the undepreciated amounts associated with the Company's former laboratory and billing software. The Company also incurred depreciation expense for furniture and lab equipment, leasehold improvements incurred in connection with the Company's New York and Los Angeles facilities, the build-out of warehouses in New York and Los Angeles, the acquisition of Tamtron, and expenses related to the amortization of GeneBank. As a percentage of total net revenues, depreciation and amortization expense increased to 47.6% in 2003 from 18.0% in 2002. In January 2002, the Company recorded a $900,000 charge for acquired in process research and development as a result of the Tamtron acquisition.

      (Loss)/income from operations for the three months ended March 31, 2003 and 2002 was ($10.1) million and $3.2 million, respectively, representing a decrease of $13.3 million in 2003. As a percentage of total net revenues,
(loss)/income from operations decreased to (22.0)% in 2003 from 7.3% in 2002, as a result of the aforementioned charges.

      Other expense, net for the three months ended March 31, 2003 and 2002, was $1.1 million and $689,000, respectively, representing an increase of $411,000 in 2003. The increase was primarily due to increased interest expense associated with capital lease obligations and long-term borrowings, as well as a reduction in the amount of interest bearing securities on hand and lower interest rates on the Company's investments.

      The tax benefit for the three months ended March 31, 2003 of approximately $4.9 million reflects federal, state and local income taxes. The effective tax rate for 2003 and 2002 remained consistent at 43.0%.

PCRL Discontinuance

      Effective March 14, 2003, IMPATH Inc. (the "Company") began the process of discontinuing its non-core, regional histology services product offering, and is transferring certain services to its Los Angeles laboratory. As a result of this decision, the Company will be closing its Cypress, California facility. This closure will result in a workforce reduction of approximately 80 employees. The costs associated with the closure are expected to be approximately $2 million to $2.5 million consisting primarily of existing leasehold improvements, laboratory supplies and severance costs. The Company expects to incur these costs during the second quarter of the year. The Cypress facility is expected to be fully closed on or about May 13, 2003.

Liquidity and Capital Resources

      Since inception, the Company has raised approximately $103.9 million of capital through the public offerings of its common stock and $6.6 million from private placements of preferred stock, all of which was converted into common stock at the closing of the Company's initial public offering in February 1996. The Company's working capital, capital expenditure and other investment needs have increased and are expected to continue to increase as the Company expands its existing facilities and pursues its growth strategy.

      Cash and cash equivalents at March 31, 2003 totaled $3.0 million, an increase of $2.0 million from the prior year. The Company also had approximately $2.7 million in marketable securities at March 31, 2003, representing a decrease of $2.1 million from the $4.8 million at December 31, 2002. The net decrease in cash, cash equivalents and marketable securities was due to cash used in investing activities, which included $745,000 in capital expenditures, $1.1 million related to the purchase of GeneBank tissue samples, offset by operating activities which generated cash in 2002. Financing activities included $7 million drawn against the line of credit, as well as $257,000 from the issuance of common stock upon exercise of the Company's stock options. There was also $4.6 million of cash used for capital lease payments, and $1.2 million in note payments.

      In June 2001, the Company entered into a $50 million Senior Secured Credit Facility consisting of a five-year commitment for a $25 million revolving credit line and a $25 million 364-day facility intended for acquisitions. The credit facility syndicated by Fleet National Bank, which also acts as agent for the lenders, replaced the Company's previous $15 million unsecured line of credit that expired on June 28, 2001. In connection with the Tamtron acquisition, on January 18, 2002, the Company amended its original credit facility and converted its $25 million 364-day facility to a $28 million term loan. The term loan is to be repaid over a five-year period, with interest only payable for the first twelve months. Thereafter, the loan is payable in seventeen payments of principal plus interest, with principal payments of $4.9 million due quarterly in each of 2003, 2004, 2005 and 2006 and a final principal payment of $8.4 million due in 2007. Both the revolving credit line and the term loan currently bear interest at LIBOR plus 2.0%, which was approximately 3.1% at March 31, 2002. On October 18, 2002, the Company amended its Senior Secured Credit Facility to increase the availability under its revolving credit line from $25 million to $40 million. The amended credit facility continues to be syndicated by Fleet National Bank, which continues to act as agent for the lenders. Including the Company's $28 million term loan, the credit facility after giving effect to the amendment is $68 million. As of March 31, 2003, the Company had $34.6 million outstanding under the revolving credit line and $28 million drawn down from the term loan. The Company had fully drawn against the term loan and had $5.4 million remaining available under the line of credit at March 31, 2003. The $34.6 million under the revolving credit line is due in full in 2006. In connection with the amended facility, the Company also amended certain debt covenants contained in the original facility. As of March 31, 2003, the Company was complaint with all debt covenants. The covenants are principally related to current ratios, stockholder equity and debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios.

      The Company's growth strategy in 2003 is anticipated to be financed through its current cash resources, existing third-party credit facilities, cash flows from operations or other strategic arrangements. The Company's 2003 planned expenditures include no cash payments for business acquisitions and decreased investment in capital expenditures and GeneBank purchases compared to 2002, the majority of which are discretionary and are not based on firm commitments. In terms of financing activities, the Company expects to need approximately $16 million to fund capital lease obligations and $5 million for debt service in 2003. Based on the Company's availability under its credit facility described above and its projected operating results (which include certain cost containment measures which have already begun to be implemented), it believes it will have adequate liquid resources at least through March 31, 2004. However, the Company will carefully monitor its liquidity situation through March 31, 2004 and if required, has the ability and intent, to further reduce planned discretionary investing activities. If needed, the Company also has availability of approximately $14.7 million in capital lease financing which could be used, if necessary, to assist in financing certain capital expenditures. The Company will require, over the longer term, new funding to continue its growth strategy and fund the Company's investment needs, including capital expenditures and other infrastructure costs. There may be circumstances, in addition, that would expand the Company's use of cash resources, specifically, acquisitions of businesses or technologies that could require additional liquidity. Because of the Company's short and long-term capital requirements, the Company may seek access to public or private debt, equity markets or other strategic arrangements. The Company may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or at terms acceptable to the Company. If funding is not available, the Company may have to limit its growth and expansion activities. If the Company obtains funds through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of our technologies or product candidates. See "Forward-Looking Statements"

Contractual Obligations and Commitments

      The Company is obligated to make future payments under various contracts such as debt agreements and capital and operating lease agreements. There have been no material changes to contractual cash obligations and other commitments as reflected in the Management's Discussion and Analysis in the Company's 2002 Annual Report on Form 10-K, as amended. Refer to Note 9 of the consolidated financial statements in the Company's Annual Report on Form 10-K, as amended for additional information on long-term debt and leases and Note 16 for information on commitments and contingencies

Critical Accounting Policies and Estimates

      The significant accounting policies of the Company are described in Note 2 to the consolidated financial statements and the critical accounting policies and estimates are described in the Management's Discussion and Analysis included in the 2002 Annual Report on Form 10-K, as amended. Information concerning the Company's implementation of new accounting standards issued by the Financial Accounting Standards Board ("FASB") is included in the notes to the consolidated financial statements. Otherwise, the Company did not adopt an accounting policy in the current period that had a material impact on the Company's financial condition, change in financial condition, liquidity or results of operations.

      Management's Discussion and Analysis of the Company's financial condition and results of operations is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impact of Inflation and Changing Prices.

      The impact of inflation and changing prices on the Company has been primarily limited to salary, laboratory and operating supplies and rent increases and to date has not been material to the Company's operations. In the future, the Company's revenue realization per case may not be sufficient to cover the cost of inflation, although the Company believes that continued growth in the Company's businesses and advancements in science and technology (and the resulting impact on the Company's product mix and sales and marketing efforts) will reduce the potential impact of inflation or changing prices.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

      The following discussion about the Company's exposure to market risk of financial instruments contains forward-looking statements, see "Forward Looking Statements." Actual results may differ materially from those described.

      The Company's holdings of financial instruments are comprised primarily of U.S. corporate debt, U.S. government debt and commercial paper. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company's debt security portfolio represents funds held temporarily pending use in its business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. The Company's market risk exposure consists principally of exposure to changes in interest rates. The Company's holdings are also exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter-end of the maturity spectrum, and at March 31, 2003, approximately 64% of its holdings were in instruments maturing in two years or less.

      In the normal course of business, the Company is exposed to fluctuations in interest rates on the Company's debt and credit facilities. The Company has cash and cash equivalents at March 31, 2003, which are exposed to the impact of interest rate changes and its interest income fluctuates as the interest rates change. In general, the Company does not use derivative instruments or hedging to manage its exposures and does not currently hold any material market risk sensitive instruments for trading purposes at March 31, 2003.

      At March 31, 2003 and December 31, 2002, the fair value of the Company's Senior Secured Credit Facility was estimated at $61.4 million and $55.6 million, respectively. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The variable interest rate disclosed represents the rate at March 31, 2003. Changes in the rate in future years will have a positive or negative effect on interest expense. At March 31, 2003 and December 31, 2002, the Company believes the estimated fair value was equal to the carrying value of the debt at $61.4 million and $55.6 million, respectively. Each 1% fluctuation in the interest rate will increase or decrease the Company's interest expense on the Company's Senior Secured Credit Facility by approximately $614,000 based on the debt outstanding at March 31, 2003. Further information on the Company's debt is presented in Note 6 to the Consolidated Financial Statements.

ITEM 4. Controls and Procedures.

a) Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. Other Information

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

      99.1  Statement under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

      A current report on Form 8-K dated May 1, 2003 was filed on May 1, 2003 by the registrant in connection with the adjustment of certain quarterly case volume amounts, and the press release issued on April 28, 2003.

      A current report on Form 8-K dated April 21, 2003 was filed on April 21, 2003 by the registrant in connection with the pre-announcement of the results of operations for the first quarter of 2003.

      A current report on Form 8-K dated March 31, 2003 was filed on March 31, 2003 by the registrant in connection with a workforce reduction.

      A current report on Form 8-K dated March 31, 2003 was filed on March 31, 2003 by the registrant in connection with the reclassification of revenue associated with non-contracted payors.

      A current report on Form 8-K dated March 14, 2003 was filed on March 14, 2003 by the registrant in connection with the closure of the registrant's Cypress facility.

      A current report on Form 8-K dated February 11, 2003 was filed on February 12, 2003 by the registrant in connection with the naming of Carter H. Eckert as Chairman and Chief Executive Officer, replacing Anu D. Saad.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Dated: May 12, 2003                    By /s/ CARTER H. ECKERT
                                            ------------------------------------
                                            Carter H. Eckert
                                            Chairman and Chief Executive Officer


     Dated: May 12, 2003                    By /s/ JAMES V. AGNELLO
                                            ------------------------------------
                                            James V. Agnello
                                            Chief Financial Officer and Senior
                                            Vice President

                           SECTION 302 CERTIFICATIONS

I, Carter H. Eckert, certify that:

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;.

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003


By /s/ CARTER H. ECKERT
------------------------------------
Carter H. Eckert
Chairman and Chief Executive Officer

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;.

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003


By /s/ JAMES V. AGNELLO
-------------------------------------------------
James V. Agnello
Chief Financial Officer and Senior Vice President